Form 10QSB
period 2003-06-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2003-08-11
CIK 1082564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission file number 10-82564

FIRST COMMUNITY BANK CORPORATION OF AMERICA

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	65-0623023
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9001 Belcher Road

Pinellas Park, Florida 33782

(Address of Principal Executive Offices)

(727) 520-0987

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed

Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

(Class)	Outstanding at July 21, 2003
Common stock, par value $.10 per share	1,990,069 shares

Transitional Small Business Format (Check One): YES ☐    NO ☒

FIRST COMMUNITY BANK CORPORATION OF AMERICA

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2003	2002
Assets	(Unaudited)
Cash and due from banks	$5,775	2,333
Interest-bearing deposits with banks	5,612	4,061

Cash and cash equivalents	11,387	6,394

Securities available for sale	2,382	8,053
Securities held to maturity	4,006	509
Loans, net of allowance for loan losses of $1,695 in 2003 and $1,434 in 2002	137,791	123,932
Federal Home Loan Bank stock, at cost	522	625
Premises and equipment, net	3,982	4,037
Goodwill, net	428	428
Accrued interest receivable	623	598
Deferred income taxes	310	310
Bank owned life insurance	2,086	2,033
Other assets	444	336

	$163,961	147,255

Liabilities and Stockholders’ Equity
Liabilities:

Noninterest-bearing demand deposits	17,410	17,558
Savings, NOW and money-market deposits	38,804	32,796
Time deposits	76,417	70,278

Total deposits	132,631	120,632

Federal Home Loan Bank advances	8,000	10,000
Other borrowings	1,288	2,367
Accrued expenses and other liabilities	2,672	2,995

Total liabilities	144,591	135,994

Stockholders’ equity:
Common stock, $.10 par value, 5,000,000 shares authorized, 1,592,098 and 1,021,748 shares issued and outstanding in 2003 and 2002	159	102
Additional paid-in capital	17,874	10,477
Retained earnings	1,326	645
Accumulated other comprehensive income	11	37

Total stockholders’ equity	19,370	11,261

	$163,961	147,255

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$2,203	1,852	4,298	3,584
Securities	32	162	105	315
Other interest earning assets	16	37	30	85

Total interest income	2,251	2,051	4,433	3,984

Interest expense:
Deposits	629	783	1,240	1,559
Other borrowings	86	79	185	154

Total interest expense	715	862	1,425	1,713

Net interest income	1,536	1,189	3,008	2,271
Provision for loan losses	158	87	281	224

Net interest income after provision for loan losses	1,378	1,102	2,727	2,047

Noninterest income:
Service charges on deposit accounts	126	87	245	164
Other service charges and fees	25	49	48	75
Income from bank owned life insurance	27	—	53	—
Loss on sale of securities available for sale	—	(1)	—	(1)
Other	122	23	243	73

Total noninterest income	300	158	589	311

Noninterest expenses:
Employee compensation and benefits	699	541	1,468	1,030
Occupancy and equipment	115	124	234	206
Data processing	108	92	206	186
Professional fees	32	44	42	75
Office supplies	20	32	39	56
Insurance	24	14	46	23
Advertising	6	16	13	22
Other	106	110	206	207

Total noninterest expenses	1,110	973	2,254	1,805

Earnings before income taxes	568	287	1,062	553
Income taxes	203	109	381	210

Net earnings	$365	178	681	343

Earnings per share:
Basic earnings per share	$.28	.14	.53	.27

Diluted earnings per share	$.26	.13	.49	.26

Dividends per share	—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2003 and 2002

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at December 31, 2001	$102	10,477	(108)	21	10,492

Comprehensive income:
Net earnings (unaudited)	—	—	343	—	343

Net change in unrealized gain on securities available for sale, net of taxes of $29 (unaudited)	—	—	—	50	50

Comprehensive income (unaudited)	—	—	—	—	393

Balance at June 30, 2002 (unaudited)	$102	10,477	235	71	10,885

Balance at December 31, 2002	$102	10,477	645	37	11,261

Comprehensive income:
Net earnings (unaudited)	—	—	681	—	681

Net change in unrealized gain on securities available for sale, net of taxes of $17 (unaudited)	—	—	—	(26)	(26)

Comprehensive income (unaudited)					655

Exercise of common stock options (350 shares) (unaudited)	—	4	—	—	4

Sale of common stock (570,000 shares), net of offering costs of $530 (unaudited)	57	7,393	—	—	7,450

Balance at June 30, 2003 (unaudited)	$159	17,874	1,326	11	19,370

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$681	343
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	281	224
Depreciation	128	96
Net amortization of deferred loan fees	(18)	24
Income from bank owned life insurance	(53)	—
Loss on sale of securities available for sale	—	1
Origination of loans held for sale	(9,124)	(3,603)
Proceeds from sale of loans held for sale	8,795	3,634
Gain on sale of loans	(141)	(31)
Increase in accrued interest receivable	(25)	(74)
Increase in other assets	(108)	(230)
Decrease in accrued expenses and other liabilities	(306)	(568)

Net cash provided by (used in) operating activities	110	(184)

Cash flows from investing activities:
Purchase of securities available for sale	(1,546)	(6,937)
Principal payments on securities available for sale	5,674	2,115
Proceeds from maturities, calls and sales of securities available for sale	1,500	2,999
Purchase of securities held to maturity	(5,497)	—
Proceeds from calls of securities held to maturity	2,000	—
Net increase in loans	(13,652)	(19,335)
Purchase of premises and equipment, net	(73)	(1,009)
Redemption of Federal Home Loan Bank stock	103	—

Net cash used in investing activities	(11,491)	(22,167)

Cash flows from financing activities:
Increase in deposits	11,999	27,628
Repayment of Federal Home Loan Bank advances	(11,500)	(5,200)
Proceeds from Federal Home Loan Bank advances	9,500	3,000
Net repayment of line of credit	(1,100)	—
Net increase in repurchase agreements with customers	21	(4)
Net proceeds from sale of common stock	7,450	—
Proceeds from exercise of stock options	4	—

Net cash provided by financing activities	16,374	25,424

Net increase in cash and cash equivalents	4,993	3,073
Cash and cash equivalents at beginning of period	6,394	4,946

Cash and cash equivalents at end of period	$11,387	8,019

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,421	1,656

Income taxes	$230	811

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$(26)	50

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its two banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through June 30, 2003.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, the results of operations for the three-and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations and other data for the three-and six-month periods ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired during the six months ended June 30, 2003 or 2002.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$1,539	1,099	1,434	961
Provision for loan losses	158	87	281	224
Charge-offs	(2)	—	(20)	(12)
Recoveries	—	—	—	13

Balance at end of period	$1,695	1,186	1,695	1,186

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2003	2002
Nonaccrual loans	$406	305
Past due ninety days or more, still accruing	—	—

	$406	305

At June 30, 2003 and December 31, 2002 loans held for sale approximated $1.5 million and $1.0 million, respectively and are included in net loans on the condensed consolidated balance sheet.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.    Earnings Per Share (“EPS”).    Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted- average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the five-for-four stock split declared on July 1, 2003. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Earnings	2003			2002
		Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$365	1,285,320	$.28	$178	1,277,185	$.14

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	95,728		—	51,173

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$365	1,381,048	$.26	$178	1,328,358	$.13

Six Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$681	1,281,363	$.53	$343	1,277,185	$.27

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	96,083		—	51,173

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$681	1,377,446	$.49	$343	1,328,358	$.26

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Options	Exercise Price	Expire
For the three and six months ended June 30, 2003	106,250	$12.00	2006
For the three and six months ended June 30, 2002	106,250	$12.00	2006

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock OptionPlans. In 2000, the Company adopted stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 300,000, as amended, for directors and 250,000 for employees. At June 30, 2003, no options remain available for grant under the directors’ plan and 85,000 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the five-for-four stock split declared on July 1, 2003 (in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2002	575,000	$8.00-12.00	9.00	5,175
Options granted	25,000	9.60	9.60	240
Options terminated	(25,000)	(8.00)	(8.00)	(200)
Options exercised	(437)	(9.60)	(9.60)	(4)

Options outstanding at June 30, 2003	574,563	$8.00-12.00	9.07	5,211

The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All per share information has been adjusted to reflect the five-for-four stock split declared on July 1, 2003 ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$365	178	681	343

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(21)	(38)	(35)	(78)

Proforma net earnings	$344	140	646	265

Earnings per share:
Basic, as reported	$.28	.14	.53	.27

Basic, proforma	$.27	.11	.50	.21

Diluted, as reported	$.26	.13	.49	.26

Diluted, proforma	$.25	.11	.47	.20

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock OptionPlans, Continued. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions, there were no options granted during the three months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2003	2003
Risk-free interest rate	4.49%	5.46%
Dividend yield	—	—
Expected volatility	—	—
Expected life in years	10	8
Grant-date fair value of options issued during the period	$65	305

5.	Common Stock. At December 31, 2002, the Company had three classes of common stock: Class A common stock, Class B redeemable common stock and Class B common stock. On March 27, 2003, the Company amended its Articles of Incorporation to remove Class A common stock and Class B redeemable common stock. No shares of either class were outstanding. Also, the Class B common stock was converted to non-designated common stock.

On July 1, 2003 a five-for-four stock split was declared by the Company for shareholders of record as of July 1, 2003, payable July 21, 2003.

6.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	13.06%	8.00%
Tier I capital to risk-weighted assets	11.82%	4.00%
Tier I capital to total assets—leverage ratio	8.89%	4.00%

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Review by Independent Accountants

Hacker, Johnson & Smith PA, independent accountants, have made a limited review of the financial data as of June 30, 2003, and for the three- and six- month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America (the “Company”) as of June 30, 2003, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Note 10 as to which the date is March 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

July 11, 2003

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Item 2. Management’s Discussion and Analysis

Or Plan of Operation

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its two banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity for the six months ended June 30, 2003 and 2002.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2003, was from net deposit inflows of approximately $12.0 million, principle repayments and calls of securities available for sale of approximately $7.2 million and net proceeds from the sale of common stock of $7.5 million. Cash was used primarily to originate net loans of approximately $13.7 million, to purchase securities of approximately $7.0 million and to repay Federal Home Loan Bank advances of approximately $2.0 million. At June 30, 2003, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2003, follows (in thousands):

Contract Amount
Commitments to extend credit	$12,291

Unused lines of credit loans and construction loans	$12,309

Standby letters of credit	$2,692

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002	Six Months Ended June 30, 2002
Average equity as a percentage of average assets	7.57%	8.09%	8.38%
Equity to total assets at end of period	11.81%	7.65%	8.19%
Return on average assets (1)	.89%	.56%	.54%
Return on average equity (1)	11.76%	6.92%	6.40%
Noninterest expenses to average assets (1)	2.95%	2.92%	2.82%
Nonperforming loans as a percentage of total assets at end of period	.25%	.21%	.14%

(1)	Annualized for the six months ended June 30.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

		Three Months Ended June 30,
		2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$134,841	2,203	6.54%	$102,672	1,852	7.22%
Securities	6,248	32	2.05	12,421	162	5.22
Other interest-earning assets (2)	5,438	16	1.18	5,952	37	2.49

Total interest-earning assets	146,527	2,251	6.14	121,045	2,051	6.78

Noninterest-earning assets	10,828			11,095

Total assets	$157,355			$132,140

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	38,693	94	0.97	29,446	134	1.82
Time deposits	75,879	535	2.82	67,502	649	3.85
Other interest-bearing liabilities (3)	11,764	86	2.92	11,218	79	2.82

Total interest-bearing liabilities	126,336	715	2.26	108,166	862	3.19

Noninterest-bearing liabilities	19,197			13,127
Stockholders’ equity	11,822			10,847

Total liabilities and stockholders’ equity	$157,355			$132,140

Net interest income		$1,536			$1,189

Interest-rate spread (4)			3.88%			3.59%

Net interest margin (5)			4.19%			3.93%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.12

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

		Six Months Ended June 30,
		2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$130,819	4,298	6.57%	$98,529	3,584	7.28%
Securities	6,787	105	3.09	11,531	315	5.46
Other interest-earning assets (2)	5,000	30	1.20	8,693	85	1.96

Total interest-earning assets	142,606	4,433	6.22	118,753	3,984	6.71

Noninterest-earning assets	10,324			9,275

Total assets	$152,930			$128,028

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	36,554	180.98		26,758	246	1.84
Time deposits	73,216	1,060	2.90	66,143	1,313	3.97
Other interest-bearing liabilities (3)	13,558	185	2.73	11,375	154	2.71

Total interest-bearing liabilities	123,328	1,425	2.31	104,276	1,713	3.29

Noninterest-bearing liabilities	18,019			13,028
Stockholders’ equity	11,583			10,724

Total liabilities and stockholders’ equity	$152,930			$128,028

Net interest income		$3,008			$2,271

Interest-rate spread (4)			3.91%			3.42%

Net interest margin (5)			4.22%			3.82%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.14

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

General. Our net earnings for the three months ended June 30, 2003, increased to $365,000 or $.28 earnings per basic share and $.26 earnings per diluted share compared to $178,000 or $.14 earnings per basic share and $.13 per diluted share for the three months ended June 30, 2002. Net earnings increased due to an increase in net interest income and noninterest income, which was partially offset by an increase in noninterest expense.

Net Interest Income. Interest income increased to $2.3 million during the three months ended June 30, 2003, from $2.1 million in 2002. Interest on loans for the three months ended June 30, 2003 increased to $2.2 million from $1.9 million for the three months ended June 30, 2002. The increase in interest on loans was primarily due to an increase in the average balance of loans to $134.8 million, during the three months ended June 30, 2003 compared to $102.7 million, during the three months ended June 30, 2002. This was primarily due to the hiring of three new commercial loan officers and the opening of one new banking office during the year ended December 31, 2002. This increase was partially offset by a decrease in the average yield earned to 6.54% for the three months ended June 30, 2003 from 7.22% for the three months ended June 30, 2002. Interest on securities decreased to $32,000 during the three months ended June 30, 2003 from $162,000 for the three months ended June 30, 2002. The decrease in interest income on securities was due to a decrease in the average balance of securities from $12.4 million in 2002 to $6.2 million in 2003 and a decrease in the average yield earned from 5.22% in 2002 to 2.05% in 2003. Interest on other interest earning assets decreased to $16,000 during the three months ended June 30, 2003, from $37,000 during the three months ended June 30, 2002.

Interest expense on interest bearing deposit accounts decreased to $629,000 during the three months ended June 30, 2003, compared to $783,000 during the three months ended June 30, 2002. The decrease was due to a decrease in the rate paid to 2.20% during the three months ended June 30, 2003 from 3.23% during the three months ended June 30, 2002, which was partially offset by an increase in the average balance of interest bearing deposits to $114.6 million in 2003 from $96.9 million in 2002 due to the opening of an additional banking office in 2002. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 2% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit risk and portfolio composition changes.

The provision for loan losses was $158,000 for the three months ended June 30, 2003 compared to $87,000 for the three months ended June 30, 2002. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $1,695,000 at June 30, 2003. While management believes that its allowance for loan losses is adequate as of June 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $300,000 in 2003 from $158,000 for the three months ended June 30, 2002. The increase is primarily due to an increase in service charges on deposit accounts, loan processing and mortgage banking fees and income from bank owned life insurance.

Noninterest Expense. Total noninterest expense increased to $1.1 million for the three months ended June 30, 2003 from $973,000 for the comparable period ended June 30, 2002, primarily due to an increase in employee compensation and benefits of $158,000 due to the addition of three new commercial loan officers and the opening of a new banking office in 2002.

Income Taxes. Income taxes for the three months ended June 30, 2003, was $203,000 or 35.7% compared to $109,000 or 38.0% for the period ended June 30, 2002.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

General. Our net earnings for the six months ended June 30, 2003, increased to $681,000 or $.53 earnings per basic share and $.49 earnings per diluted share compared to $343,000 or $.27 earnings per basic share and $.26 earnings per diluted share for the six months ended June 30, 2002. Net earnings increased due to an increase in net interest income and noninterest income, which was partially offset by an increase in noninterest expense and the provision for income taxes.

Net Interest Income. Interest income increased to $4.4 million during the six months ended June 30, 2003, from $4.0 million in 2002. Interest on loans for the six months ended June 30, 2003 increased to $4.3 million from $3.6 million for the six months ended June 30, 2002. The increase in interest on loans was primarily due to an increase in the average balance of loans to $130.8 million during the six months ended June 30, 2003 when compared to $98.5 million during the six months ended June 30, 2002. This was primarily due to the hiring of three new commercial loan officers and the opening of one new banking office during the year ended December 31, 2002. This increase was partially offset by a decrease in the average yield earned to 6.57% for the six months ended June 30, 2003 from 7.28% for the six months ended June 30, 2002. Interest on securities decreased to $105,000 during the six months ended June 30, 2003, from $315,000 for the six month ended June 30, 2002. The decrease in interest income on securities was due to a decrease in the average balance of securities from $11.5 million in 2002 to $6.8 million in 2003 and a decrease in the average yield earned from 5.46% in 2002 to 3.09% in 2003. Interest on other interest earning assets decreased to $30,000 during the six months ended June 30, 2003, from $85,000 during the six months ended June 30, 2002 primarily due to a decrease in the average yield earned from 1.96% in 2002 to 1.20% in 2003.

Interest expense on interest bearing deposit accounts decreased to $1.2 million during the six months ended June 30, 2003, compared to $1.6 million during the six months ended June 30, 2002. The decrease was due to a decrease in the rate paid to 2.26% during the six months ended June 30, 2003 from 3.36% during the six months ended June 30, 2002, which was partially offset by an increase in the average balance of interest bearing deposits to $109.8 million in 2003 from $92.9 million in 2002 due to the opening of an additional banking office in 2002. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 2% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit risk and portfolio composition changes.

The provision for loan losses was $281,000 for the six months ended June 30, 2003 compared to $224,000 for the six months ended June 30, 2002. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $1,695,000 at June 30, 2003. While management believes that its allowance for loan losses is adequate as of June 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $589,000 in 2003 from $311,000 for the six months ended June 30, 2002. The increase is primarily due to an increase in service charges on deposit accounts, loan processing and mortgage banking fees and income from bank owned life insurance.

Noninterest Expense. Total noninterest expense increased to $2.3 million for the six months ended June 30, 2003 from $1.8 million for the comparable period ended June 30, 2002, primarily due to an increase in employee compensation and benefits of $438,000 due to the addition of three new commercial loan officers and opening of a new banking office in 2002.

Income Taxes. Income taxes for the six months ended June 30, 2003, was $381,000 or 35.9% compared to $210,000 or 38.0% for the period ended June 30, 2002.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Item 3.    Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material pending legal proceeding to which First Community Bank Corporation of America and Subsidiaries, is a party or to which any of their property is subject.

Item 4. Submission of Matters to Vote a of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of First Community Bank Corporation of America, was held on April 21, 2003, to consider the election of eight directors. The shareholders elected eight directors with terms expiring at the Annual Meeting in 2004.

At the Annual Meeting 905,739 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, their terms, and a summary of the votes cast for each nominee.

	Term Expiring	For	Against	Abstain
Kenneth P. Cherven	2004	905,739	—	—

Edwin C. Hussemann	2004	905,739	—	—

James Macaluso	2004	905,739	—	—

David K. Meehan	2004	905,739	—	—

Robert G. Menke	2004	905,739	—	—

Robert M. Menke	2004	905,739	—	—

G. Randaulph Poucher	2004	905,739	—	—

Ralph P. Stevens, Jr.	2004	905,739	—	—

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART II.    OTHER INFORMATION, CONTINUED

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Registration Statement.

Exhibit No.	Description of Exhibit
*3.1	Amended and Restated Articles of Incorporation
*3.2	Bylaws
*4.1	Specimen Common Stock Certificate
*4.2	Stock Order Form
*4.3	Warrant Certificate
*5.1	Opinion of Igler & Dougherty, P.A.
**5.2	Amended Opinion of Igler & Dougherty, P.A.
**10.1	Employment Agreement of Kenneth P. Cherven
*10.2	First Amended and Restated Non-Employee Director Stock Option Plan
*10.3	Long-Term Incentive Plan
*10.4	Incentive Compensation Plan
*10.5	Form of Escrow Agreement
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
**99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.

(b)	Reports on Form 8-K. Registrant filed no Form 8-K during the three-month period ended June 30, 2003.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	FIRST COMMUNITY BANK CORPORATION OF AMERICA (Registrant) By: /s/ Kenneth P. Cherven Kenneth P. Cherven, President and Chief Executive Officer
Date: August 11, 2003	By: /s/ John A. Stewart, Jr. John A. Stewart, Jr., Senior Vice President and Chief Financial Officer