Form 10QSB
period 2003-09-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2003-11-03
CIK 1082564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 000-50357

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.08 per share	1,993,194 shares
(class)	Outstanding at October 16, 2003

Transitional Small Business Format (Check One):  YES  ☐  NO  ☒

FIRST COMMUNITY BANK CORPORATION OF AMERICA

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$1,858	2,333
Interest-bearing deposits with banks	5,103	4,061

Cash and cash equivalents	6,961	6,394
Securities available for sale	4,023	8,053
Securities held to maturity	3,997	509
Loans, net of allowance for loan losses of $1,885 in 2003 and $1,434 in 2002	149,450	123,932
Federal Home Loan Bank stock, at cost	700	625
Premises and equipment, net	4,051	4,037
Goodwill, net	428	428
Foreclosed real estate	97	—
Accrued interest receivable	619	598
Deferred income taxes	310	310
Bank owned life insurance	2,112	2,033
Other assets	483	336

	$173,231	147,255

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	20,893	17,558
Savings, NOW and money-market deposits	45,575	32,796
Time deposits	66,450	70,278

Total deposits	132,918	120,632
Federal Home Loan Bank advances	14,000	10,000
Other borrowings	1,666	2,367
Accrued expenses and other liabilities	4,895	2,995

Total liabilities	153,479	135,994

Stockholders’ equity:
Common stock, $.08 par value in 2003 and $.10 par value in 2002, 6,250,000 shares authorized, 1,990,069 and 1,021,748 shares issued and outstanding in 2003 and 2002	159	102
Additional paid-in capital	17,874	10,477
Retained earnings	1,710	645
Accumulated other comprehensive income	9	37

Total stockholders’ equity	19,752	11,261

	$173,231	147,255

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$2,264	1,944	6,562	5,528
Securities	40	134	145	449
Other interest earning assets	20	24	50	109

Total interest income	2,324	2,102	6,757	6,086

Interest expense:
Deposits	591	741	1,831	2,300
Other borrowings	86	90	271	244

Total interest expense	677	831	2,102	2,544

Net interest income	1,647	1,271	4,655	3,542
Provision for loan losses	224	111	505	335

Net interest income after provision for loan losses	1,423	1,160	4,150	3,207

Noninterest income:
Service charges on deposit accounts	147	103	392	267
Other service charges and fees	27	35	75	110
Income from bank owned life insurance	26	6	79	6
Loss on sale of securities available for sale	—	—	—	(1)
Gain on sale of loans held for sale	70	14	218	45
Other	79	21	174	63

Total noninterest income	349	179	938	490

Noninterest expenses:
Employee compensation and benefits	695	581	2,163	1,611
Occupancy and equipment	133	110	367	316
Data processing	102	89	308	275
Professional fees	96	50	138	125
Office supplies	23	23	62	79
Insurance	25	19	71	42
Advertising	6	10	19	32
Other	89	89	295	296

Total noninterest expenses	1,169	971	3,423	2,776

Earnings before income taxes	603	368	1,665	921
Income taxes	219	139	600	349

Net earnings	$384	229	1,065	572

Earnings per share:
Basic earnings per share	$0.19	0.18	0.66	0.45

Diluted earnings per share	$0.18	0.17	0.61	0.43

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$102	10,477	(108)	21	10,492

Comprehensive income:
Net earnings (unaudited)	—	—	572	—	572

Net change in unrealized gain on securities available for sale, net of taxes of $7 (unaudited)	—	—	—	13	13

Comprehensive income (unaudited)					585

Balance at September 30, 2002 (unaudited)	$102	10,477	464	34	11,077

Balance at December 31, 2002	$102	10,477	645	37	11,261

Comprehensive income:
Net earnings (unaudited)	—	—	1,065	—	1,065

Net change in unrealized gain on securities available for sale, net of taxes of $15 (unaudited)	—	—	—	(28)	(28)

Comprehensive income (unaudited)					1,037

Exercise of common stock options (350 shares) (unaudited)	—	4	—	—	4

Sale of common stock (570,000 shares), net of offering costs of $530 (unaudited)	57	7,393	—	—	7,450

Balance at September 30, 2003 (unaudited)	$159	17,874	1,710	9	19,752

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,065	572
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	505	335
Depreciation	232	147
Net amortization of deferred loan fees	51	81
Income from bank owned life insurance	(79)	(6)
Loss on sale of securities available for sale	—	1
Origination of loans held for sale	(12,633)	(4,339)
Proceeds from sale of loans held for sale	13,045	4,384
Gain on sale of loans held for sale	(218)	(45)
Increase in accrued interest receivable	(21)	(36)
Increase in other assets	(147)	(132)
Increase (decrease) in accrued expenses and other liabilities	1,915	(933)

Net cash provided by operating activities	3,715	29

Cash flows from investing activities:
Purchase of securities available for sale	(3,523)	(6,937)
Principal payments on securities available for sale	6,010	2,690
Proceeds from maturities, calls and sales of securities available for sale	1,500	2,999
Purchase of securities held to maturity	(5,988)	(1,500)
Proceeds from calls of securities held to maturity	2,500	—
Net increase in loans	(26,365)	(25,723)
Purchase of premises and equipment, net	(246)	(1,009)
Redemption of Federal Home Loan Bank stock	(75)	—
Purchase of bank owned life insurance	—	(2,000)

Net cash used in investing activities	(26,187)	(31,480)

Cash flows from financing activities:
Increase in deposits	12,286	37,678
Repayment of Federal Home Loan Bank advances	(11,500)	(5,200)
Proceeds from Federal Home Loan Bank advances	15,500	5,000
Net proceeds from line of credit	—	800
Net repayment of line of credit	(1,100)	—
Net increase (decrease) in repurchase agreements with customers	399	(2,184)
Net proceeds from sale of common stock	7,450	—
Proceeds from exercise of stock options	4	—

Net cash provided by financing activities	23,039	36,094

Net increase in cash and cash equivalents	567	4,643

Cash and cash equivalents at beginning of period	6,394	4,946

Cash and cash equivalents at end of period	$6,961	9,589

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,090	2,471

Income taxes	$480	853

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$(28)	13

Transfer of loans to foreclosed real estate	$97	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through September 30, 2003.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations and other data for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

2. Loan Impairment and Loan Losses. There were no loans identified as impaired during the nine months ended September 30, 2003 or 2002.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$1,695	1,186	1,434	961
Provision for loan losses	224	111	505	335
Charge-offs	(34)	(43)	(54)	(56)
Recoveries	—	—	—	14

Balance at end of period	$1,885	1,254	1,885	1,254

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2003	2002
Nonaccrual loans	$578	293
Past due ninety days or more, still accruing	—	—

	$578	293

At September 30, 2003 and December 31, 2002 loans held for sale approximated $806,000 and $1.0 million, respectively and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the five-for-four stock split declared on July 24, 2003. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2003			2002
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$384	1,990,069	$0.19	$229	1,277,185	$0.18

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	107,540		—	51,173

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$384	2,097,609	$0.18	$229	1,328,358	$0.17

Nine Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$1,065	1,612,063	$0.66	$572	1,277,185	$0.45

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	124,766		—	51,173

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,065	1,736,829	$0.61	$572	1,328,358	$0.43

The	following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Options	Exercise Price	Expire
For the three and nine months ended September 30, 2003	106,250	$12.00	2006
For the three and nine months ended September 30, 2002	106,250	$12.00	2006

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Stock OptionPlans. In 2000, the Company adopted stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 375,000, as amended, for directors and 312,500 for employees. At September 30, 2003, no options remain available for grant under the directors’ plan and 106,250 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the five-for-four stock split declared on July 24, 2003 (in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2002	575,000	$8.00-12.00	9.00	5,175
Options granted	25,000	9.60	9.60	240
Options terminated	(25,000)	(8.00)	(8.00)	(200)
Options exercised	(438)	(9.60)	(9.60)	(4)

Options outstanding at September 30, 2003	574,562	$8.00-12.00	9.07	5,211

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$384	229	1,065	572

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(21)	(78)	(56)	(196)

Proforma net earnings	$363	151	1,009	376

Earnings per share:
Basic, as reported	$0.19	0.18	0.66	0.45

Basic, proforma	$0.18	0.12	0.63	0.29

Diluted, as reported	$0.18	0.17	0.61	0.43

Diluted, proforma	$0.17	0.11	0.58	0.28

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Stock OptionPlans, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2003	2002
Risk-free interest rate	4.49%	5.46%
Dividend yield	—	—
Expected volatility	—	—
Expected life in years	10	8

Grant-date fair value of options issued during the period	$65	305

5. Common Stock. At December 31, 2002, the Company had three classes of common stock: Class A common stock, Class B redeemable common stock and Class B common stock. On March 28, 2003, the Company amended its Articles of Incorporation to remove Class A common stock and Class B redeemable common stock. No shares of either class were outstanding. Also, the Class B common stock was converted to non-designated common stock.

On July 24, 2003 a five-for-four stock split was declared by the Company for shareholders of record as of July 1, 2003, which was paid on July 21, 2003. Also, the par value of the common stock was decreased from $.10 per share to $.08 per share.

6. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	12.78%	8.00%
Tier I capital to risk-weighted assets	11.53%	4.00%
Tier I capital to total assets - leverage ratio	8.76%	4.00%

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Review by Independent Accountants

Hacker, Johnson & Smith PA, independent accountants, have made a limited review of the financial data as of September 30, 2003, and for the three- and nine- month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America (the “Company”) as of September 30, 2003, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
October 10, 2003

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Item 2. Management’s Discussion and Analysis

or Plan of Operation

Forward Looking Statements

This document contains forward-looking statements as defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words “anticipate”, “believe”, “estimate”, “may”, “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans First Community Bank Corporation of America has made, among other things.

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its two banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through September 30, 2003.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2003, was from net deposit inflows of approximately $12.3 million, principle repayments and calls of securities available for sale of approximately $7.5 million, advances of $15.5 million from the Federal Home Loan Bank, net proceeds from the sale of common stock of approximately $7.5 million and cash flows generated from operations of approximately $3.7 million. Cash was used primarily to originate net loans of approximately $26.2 million, to purchase securities of approximately $9.5 million and to repay Federal Home Loan Bank advances of approximately $11.5 million. At September 30, 2003, the Bank exceeded its regulatory liquidity requirements.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2003, follows (in thousands):

Contract Amount
Commitments to extend credit	$487

Unused lines of credit loans and construction loans	$16,174

Standby letters of credit	$2,237

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Nine Months Ended September 30, 2002

Average equity as a percentage of average assets	9.55%	8.09%	8.39%

Equity to total assets at end of period	11.4%	7.65%	7.73%

Return on average assets (1)	.90%	.56%	.59%

Return on average equity (1)	9.39%	6.92%	7.05%

Noninterest expenses to average assets (1)	2.88%	2.92%	2.87%

Nonperforming assets as a percentage of total assets at end of period	.39%	.21%	.19%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$142,582	2,264	6.35%	$109,775	1,944	7.08%
Securities	7,020	40	2.28	10,223	134	5.24
Other interest-earning assets (2)	7,339	20	1.09	5,758	24	1.67

Total interest-earning assets	156,941	2,324	5.92	125,756	2,102	6.69

Noninterest-earning assets	13,184			8,703

Total assets	$170,125			$134,459

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	44,103	101.92		27,258	125	1.83
Time deposits	72,426	490	2.71	67,391	616	3.66
Other interest-bearing liabilities (3)	10,230	86	3.36	11,905	90	3.02

Total interest-bearing liabilities	126,759	677	2.14	106,554	831	3.12

Noninterest-bearing liabilities	23,773			16,888
Stockholders’ equity	19,593			11,017

Total liabilities and stockholders’ equity	$170,125			$134,459

Net interest income		$1,647			$1,271

Interest-rate spread (4)			3.78%			3.57%

Net interest margin (5)			4.20%			4.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.18

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$134,794	6,562	6.49%	$102,319	5,528	7.20%
Securities	6,865	145	2.82	11,090	449	5.40
Other interest-earning assets (2)	5,788	50	1.15	7,701	109	1.89

Total interest-earning assets	147,447	6,757	6.11	121,110	6,086	6.70

Noninterest-earning assets	10,945			7,841

Total assets	$158,392			$128,951

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	37,995	281.99		23,737	371	2.08
Time deposits	72,950	1,550	2.83	66,565	1,929	3.86
Other interest-bearing liabilities (3)	11,627	271	3.11	11,511	244	2.83

Total interest-bearing liabilities	122,572	2,102	2.29	101,813	2,544	3.33

Noninterest-bearing liabilities	20,701			16,316
Stockholders’ equity	15,119			10,822

Total liabilities and stockholders’ equity	$158,392			$128,951

Net interest income		$4,655			$3,542

Interest-rate spread (4)			3.82%			3.37%

Net interest margin (5)			4.21%			3.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.19

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

General. Our net earnings for the three months ended September 30, 2003, increased to $384,000 or $.19 earnings per basic share and $.18 earnings per diluted share compared to $229,000 or $0.18 earnings per basic share and $0.17 per diluted share for the three months ended September 30, 2002. Net earnings increased due to an increase in net interest income and noninterest income, which was partially offset by an increase in noninterest expense.

Net Interest Income. Interest income increased to $2.3 million during the three months ended September 30, 2003, from $2.1 million in 2002. Interest on loans for the three months ended September 30, 2003 increased to $2.3 million from $1.9 million for the three months ended September 30, 2002. The increase in interest on loans was primarily due to an increase in the average balance of loans to $142.6 million, during the three months ended September 30, 2003 compared to $109.8 million, during the three months ended September 30, 2002. This was primarily due to the hiring of three new commercial loan officers and the opening of one new banking office during the year ended December 31, 2002. This increase was partially offset by a decrease in the average yield earned to 6.35% for the three months ended September 30, 2003 from 7.08% for the three months ended September 30, 2002. Interest on securities decreased to $40,000 during the three months ended September 30, 2003 from $134,000 for the three months ended September 30, 2002. The decrease in interest income on securities was due to a decrease in the average balance of securities from $10.2 million in 2002 to $7.0 million in 2003 and a decrease in the average yield earned from 5.24% in 2002 to 2.28% in 2003. Interest on other interest earning assets decreased to $20,000 during the three months ended September 30, 2003, from $24,000 during the three months ended September 30, 2002.

Interest expense on interest bearing deposit accounts decreased to $591,000 during the three months ended September 30, 2003, compared to $741,000 during the three months ended September 30, 2002. The decrease was due to a decrease in the rate paid to 2.03% during the three months ended September 30, 2003 from 3.13% during the three months ended September 30, 2002, which was partially offset by an increase in the average balance of interest bearing deposits to $116.5 million in 2003 from $94.6 million in 2002 due to the opening of an additional banking office in 2002. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

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

The provision for loan losses was $224,000 for the three months ended September 30, 2003 compared to $111,000 for the three months ended September 30, 2002. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $1,885,000 at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $349,000 in 2003 from $179,000 for the three- months ended September 30, 2002. The increase is primarily due to an increase in gains recognized on the sale of loans held for sale, service charges on deposit accounts, loan processing fees and income from bank owned life insurance.

Noninterest Expense. Total noninterest expense increased to $1.2 million for the three months ended September 30, 2003 from $971,000 for the comparable period ended September 30, 2002, primarily due to an increase in employee compensation and benefits of $114,000 due to the addition of three new commercial loan officers and the opening of a new banking office in 2002.

Income Taxes. Income taxes for the three months ended September 30, 2003, was $219,000 or 36.3% compared to $139,000 or 37.8% for the period ended September 30, 2002.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. Our net earnings for the nine months ended September 30, 2003, increased to $1,065,000 or $.66 earnings per basic share and $.61 earnings per diluted share compared to $572,000 or $.45 earnings per basic share and $.43 earnings per diluted share for the nine months ended September 30, 2002. Net earnings increased due to an increase in net interest income and noninterest income, which was partially offset by an increase in noninterest expense and the provision for income taxes.

Net Interest Income. Interest income increased to $6.8 million during the nine months ended September 30, 2003, from $6.1 million in 2002. Interest on loans for the nine months ended September 30, 2003 increased to $6.6 million from $5.5 million for the nine months ended September 30, 2002. The increase in interest on loans was primarily due to an increase in the average balance of loans to $134.8 million during the nine months ended September 30, 2003 when compared to $102.3 million during the nine months ended September 30, 2002. This was primarily due to the hiring of three new commercial loan officers and the opening of one new banking office during the year ended December 31, 2002. This increase was partially offset by a decrease in the average yield earned to 6.49% for the nine months ended September 30, 2003 from 7.20% for the nine months ended September 30, 2002. Interest on securities decreased to $145,000 during the nine months ended September 30, 2003, from $449,000 for the nine month ended September 30, 2002. The decrease in interest income on securities was due to a decrease in the average balance of securities from $11.1 million in 2002 to $6.9 million in 2003 and a decrease in the average yield earned from 5.40% in 2002 to 2.82% in 2003. Interest on other interest earning assets decreased to $50,000 during the nine months ended September 30, 2003, from $109,000 during the nine months ended September 30, 2002 primarily due to a decrease in the average yield earned from 1.89% in 2002 to 1.15% in 2003.

Interest expense on interest bearing deposit accounts decreased to $1.8 million during the nine months ended September 30, 2003, compared to $2.3 million during the nine months ended September 30, 2002. The decrease was due to a decrease in the rate paid to 2.20% during the nine months ended September 30, 2003 from 3.40% during the nine months ended September 30, 2002, which was partially offset by an increase in the average balance of interest bearing deposits to $110.9 million in 2003 from $90.3 million in 2002 due to the opening of an additional banking office in 2002. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

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

The provision for loan losses was $505,000 for the nine months ended September 30, 2003 compared to $335,000 for the nine months ended September 30, 2002. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $1,885,000 at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $938,000 in 2003 from $490,000 for the nine months ended September 30, 2002. The increase is primarily due to an increase in gains recognized on the sale of loans held for sale, service charges on deposit accounts, loan processing fees and income from bank owned life insurance.

Noninterest Expense. Total noninterest expense increased to $3.4 million for the nine months ended September 30, 2003 from $2.8 million for the comparable period ended September 30, 2002, primarily due to an increase in employee compensation and benefits of $552,000 due to the addition of three new commercial loan officers and opening of a new banking office in 2002.

Income Taxes. Income taxes for the nine months ended September 30, 2003, was $600,000 or 36.0% compared to $349,000 or 37.9% for the period ended September 30, 2002.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Registration Statement.

Exhibit No.		Description of Exhibit
*	3.1	Amended and Restated Articles of Incorporation
*	3.2	Bylaws
*	4.1	Specimen Common Stock Certificate
*	4.3	Warrant Certificate
**	10.1	Employment Agreement of Kenneth P. Cherven
*	10.2	First Amended and Restated Non-Employee Director Stock Option Plan
*	10.3	Long-Term Incentive Plan
*	10.4	Incentive Compensation Plan
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
**	99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.

(b)	Reports on Form 8-K. Registrant filed two Form 8-K’s during the three-month period ended September 30, 2003, the Form 8-K’s were as follows:

On July 24, 2003, First Community Bank Corporation of America issued a press release announcing its financial results for the fiscal quarter ended June 30, 2003.

On July 24, 2003, First Community Bank Corporation of America issued a press release announcing a five-for-four stock split.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: October 31, 2003	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: October 31, 2003	By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Senior Vice President and Chief Financial Officer