Form 10KSB
period 2003-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2004-03-22
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50357

FIRST COMMUNITY BANK CORPORATION OF AMERICA

(Name of small business issuer in its charter)

FLORIDA	65-0623023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9001 Belcher Road Pinellas Park, Florida	33782
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 520-0987

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N.A.	N.A.

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, 0.08 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for its most recent fiscal year: $10,459,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 1, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $21,419,999.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 1, 2004, the Issuer had 1,993,194 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on March 19, 2004 are incorporated in Part III of this Form 10-KSB by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

i

PART I

Item 1. Description of Business.

Forward Looking Statements

This document contains forward-looking statements as defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words “anticipate”, “believe”, “estimate”, “may”, “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans First Community Bank has made, among other things.

General

We are a Florida-based unitary savings and loan holding company with one bank subsidiary, First Community Bank of America (“First Community Bank”). Our bank subsidiary has four branch locations in Pinellas and Charlotte Counties.

We own all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity is the operations of First Community Bank. First Community Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. First Community Lender Services, Inc., was incorporated during 2001 and had minimal activity for the years ended December 31, 2003 and 2002.

Strategy

We plan to capitalize on the opportunities created by the consolidation that has taken place in the banking industry in Florida in recent years and the bank mergers in Pinellas County over the past two years. In 2003, these mergers included the acquisitions of:

•	Peoples Florida Banking Corporation by Synovus Financial Corporation ;

•	Republic Bancshares, Inc. by BB&T Corporation; and

•	P.C.B. Bancorp, Inc. by Colonial BancGroup, Inc.

We believe that the mergers and consolidation has reduced the levels of personalized services. For the most part, the national and regional financial institutions that dominate the banking industry in Florida have increasingly focused on larger corporate customers, standardized loan and deposit products and other standardized services. More specifically, many financial institutions have centralized their loan approval practices for small businesses. The most frequent customer complaints we hear about the national and regional institutions are the lack of personalized service and the turnover in lending personnel which limits the customer’s ability to develop a relationship with his or her banker. As a result of these factors, we believe a significant opportunity exists to attract and retain customers who are dissatisfied with their current banking relationships.

We believe we are unique in the sense that we offer a Regional President and local Advisory Board of Directors in each of the counties we serve, all under the same charter. We operate each bank branch as a community bank, emphasizing local leadership and local decision-making with Regional Presidents making most major decisions. Each county’s Advisory Board and Regional President is drawn mainly from members of the local business community. We place emphasis on relationship banking so that each customer can identify and establish a comfort level with our bank officers and staff. Our Regional Presidents have loan approval authority, and deposit and loan pricing authority enabling them to provide quicker service and to respond appropriately to their respective markets. While a significant portion of our lending effort is concentrated on commercial and professional businesses, we also focus on cross-marketing our deposit products to these borrowers. Many of our retail customers are the principals and employees of our small- and medium-sized business customers.

Market Focus

We focus our marketing efforts on attracting small and medium-sized businesses and individuals, including service companies, light manufacturing companies, commercial real estate developers, entrepreneurs and professionals, such as engineers, physicians, attorneys, certified public accountants, and architects.

We have been successful in penetrating this market through our ability to deliver:

•	Tailored and flexible loan products;

•	Comprehensive online banking and cash management services; and

•	Competitive investment SWEEP products.

We distinguish ourselves from our competitors by providing a high level of personal service to customers who want quick, local decision making, and who appreciate and are looking for a long-term banking relationship. We believe banking is a business that requires public trust. Our senior management team has over 100 years of combined experience endeavoring to build a reputation worthy of our customers’ trust.

Future Growth

In the next few years, we plan to have sufficient capital on hand to take advantage of growth opportunities either through the acquisition of small banks in identified strategic markets, or through the acquisition of branch sites that may come available in markets we are trying to penetrate. Currently, we have no specific acquisition candidates targeted. We are, however, considering other locations in Pinellas, Hillsborough and Charlotte Counties for future branch expansion. The acquisition or formation of banks, the purchase of branch facilities, and the establishment of new branch facilities are subject to regulatory approvals and other requirements. See the “Supervision and Regulation” section for more details regarding the requirements surrounding the acquisition or formation of banks.

First Community Bank of America

First Community Bank, our primary operating subsidiary, is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its offices in Pinellas and Charlotte Counties. As of December 31, 2003, First Community Bank had assets of approximately $180.4 million, net loans of $160.2 million and deposits of $134.5 million. Due to our strong focus on commercial lending, approximately 56.3% of our total loans are commercial and 16.7% of our total deposits are comprised of non-interest bearing checking accounts.

Products and Services

General. We offer a broad array of traditional banking products and services to our customers, including the products and services described below. These services are offered at each of our banking locations, as well as through our online banking program at www.efirstcommbank.com.

Deposits. We offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, sweep accounts, cash management accounts, individual retirement accounts, savings accounts, and other time deposits, ranging from daily money market accounts to longer term certificates of deposit. We have tailored the rates and terms of our accounts and time deposits to compete with the rates and terms in our principal markets. We seek deposits from residents, businesses, professionals and employees of businesses in our primary markets. The FDIC insures all of our accounts up to the maximum amount permitted by law. In addition, we receive service charges that are competitive with other financial institutions in our principal markets, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

Loan Activities. We use our deposits, borrowings and other sources of funds, to originate and purchase loans. We offer a full range of short- and medium-term commercial, consumer and real estate loans. We generally seek to allocate our loan portfolio as follows: 60% to real estate loans; 20% to consumer loans; and 20% to commercial and industrial loans. Our loan approval process provides for various levels of officer lending authority. When a loan amount exceeds officer lending authority levels, it is reviewed by the loan committee of our Board of Directors, which has ultimate lending authority. The loan committee meets as needed.

The risk of non-payment of loans is inherent in all loans. However, we carefully evaluate all loan applicants and attempt to minimize our credit risk by using thorough loan application and approval procedures that we have established for each category of loan. In determining whether to make a loan, we consider the borrower’s credit history, analyze the borrower’s income and ability to repay the loan, and evaluate the need for collateral to secure recovery in the event of default. We have established an allowance for loan losses based upon assumptions and judgments regarding the ultimate collectibility of loans in our portfolio and a percentage of the outstanding balances of specific loans when their ultimate collectibility is considered questionable.

Our loan activities are primarily directed to individuals, businesses and professionals in our principal markets whose demand for funds generally fall within our bank’s respective legal lending limits and who are also likely deposit customers. We have the ability to make loans in excess of our individual loan limits when we are able to secure a commitment from another lending institution to purchase a participation in the loan. The following is a description of each of the major categories of loans which we make.

Commercial Loans. This category includes loans made to business entities for a variety of business purposes. We place particular emphasis on loans to small to medium-sized professional firms, retail and wholesale businesses, and light industry and manufacturing concerns operating in our principal markets. We consider “small businesses” to include those with generally less than $10 million in sales. Our commercial loans include term loans with variable interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. The risks of these types of loans depend on the general business conditions in the local economy and the borrowers’ ability to sell its products and services in order to generate sufficient business profits to repay their loans under the agreed upon terms and conditions. Personal guarantees are obtained from the principals of business borrowers, and sometimes third parties, to further support the borrowers’ ability to service the debt and reduce the risk of non-payment.

Commercial Real Estate Loans. Commercial real estate loans are offered to developers of both commercial and residential properties. Interest rates may be fixed or adjustable. We manage credit risk associated with these loans by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. Risks associated with commercial real estate loans include the general risk of the failure of the commercial borrower, which is different for each type of business and commercial entity. We evaluate each business on an individual basis. We attempt to reduce credit risks in the commercial real estate loan portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio established by independent appraisals does not exceed 80%. In addition, we typically require personal guarantees of the principal owners.

Construction and Development Loans. Construction and development loans are made on both a pre-sold and speculative basis, and generally have a fixed interest rate. If the borrower has entered into an arrangement to sell the property prior to beginning construction, we consider the loan to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, we consider the loan to be on a speculative basis. We make residential and commercial construction loans to builders and developers, as well as to consumers who wish to build their own homes. As of December 31, 2003, our construction real estate portfolio consists of 64.2% residential and 35.8% commercial real estate loans. We limit the term of most construction and development loans to 12 months, although we may structure the payments based on a longer amortization basis. We base speculative loans on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or appraiser inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction loan field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and our ability to administer and control all phases of the construction disbursements. Upon completion of the construction, we typically convert construction loans to permanent loans.

Residential Real Estate Loans. We make adjustable or fixed-interest rate residential real estate loans to qualified individuals for the purchase of existing single-family residences in our principal markets. We make these loans in accordance with our appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. We believe that these loan-to-value ratios are sufficient to compensate us for fluctuations in real estate market values and minimize losses that could result from a downturn in the residential real estate market. We sell mortgage loans that do not conform to our policies in the secondary markets. The risk of these loans depends on our ability to sell the loans to national investors and on the frequency of interest rate changes. Our residential real estate loans are primarily in Florida.

We limit interest rate risk and credit risk on these loans by locking in the interest rate for each loan with a secondary market investor and receiving a forward sales agreement from the secondary market investor. Loans are retained for our portfolio when there is sufficient liquidity to fund the needs of the established customers and when rates are favorable to retain the loans. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in our portfolio.

Consumer and Installment Loans. Consumer loans include lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. Consumer loans also include installment loans to individuals for personal, family and household purposes, including automobile and boat loans and pre-approved lines of credit. Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

In addition, we have been approved for participation in the OTS pilot program which allows us to lend up to 25% of our capital and surplus on certain types of loans.

Other Services and Products. In addition to the deposit and loan products discussed above, we also provide:

•	Cash management services;

•	Sweep accounts;

•	Telephone banking;

•	Safe deposit boxes;

•	Traveler’s checks;

•	Direct deposit of payroll and social security checks;

•	Deposit pick-up for commercial customers;

•	Online banking/bill payment services;

•	Wire transfers and ACH services;

•	Automatic drafts for various accounts;

•	Debit cards; and

•	VISA® and MasterCard® credit card services through our correspondent banks.

We also offer extended banking hours (both drive-in and lobby) and an after-hours depository. We are associated with a shared network of automated teller machines that customers may use throughout our market areas and other regions. We are associated with third party Internet banking service providers that enable us to provide customers with cost effective, secure and reliable Internet banking services.

Asset and Liability Management

Our main assets are cash and cash equivalents, our loan portfolio and our investment portfolio. Our liabilities consist primarily of deposits. Our objective is to support asset growth through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. Consistent with the requirements of prudent banking necessary to maintain liquidity, we seek to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. The largest portion of our assets is invested in real estate, commercial and consumer loans. Our investment portfolio consists primarily of marketable securities of the United States government and, federal agencies, generally with varied maturities.

Our asset/liability mix is monitored on a regular basis with a monthly report detailing interest-sensitive assets and interest-sensitive liabilities. The objective of this policy is to control interest-sensitive assets and liabilities in order to minimize the impact of substantial movements in interest rates on our earnings.

Customers

We believe that the mergers in our market areas this past year and the consolidation of the Florida banking industry over the last several years provides community-oriented banks such as ours, significant opportunities to build a successful, locally managed bank. We further believe that many of the larger financial institutions do not provide the high level of personalized services desired by many small and medium-sized businesses and their principals. Our marketing efforts are focused on attracting small and medium-sized businesses and individuals, including service companies, manufacturing companies, commercial real estate developers, entrepreneurs and professionals, such as engineers, physicians, CPAs, architects and attorneys.

While a significant portion of our lending effort is concentrated on commercial and professional businesses, emphasis is also placed on generating a significant amount of consumer business. Many of our consumer customers are the principals and employees of our small and medium-sized business customers. We believe in old fashioned “relationship banking”, where each customer can identify and establish a comfort level with our bank officers. We intend to continue to develop our consumer business with individuals who appreciate a high level of personal service, contact with their loan officer and responsive decision-making. Most of our business is developed through our loan officers and members of our board of directors and by pursuing an aggressive strategy of calling on customers and potential customers throughout our principal market areas.

First Community Lender Services, Inc.

First Community Lender Services, Inc. was incorporated in 2001 as a wholly-owned subsidiary of First Community. First Community Lender Services was originally established to network with title insurance vendors. First Community Lender Services has had little activity to date. We are currently reevaluating the corporate purpose of this subsidiary to determine what activities can complement our business strategy and provide additional sources of income.

Information About Our Primary Markets

We currently consider our primary market areas to be Pinellas and Charlotte Counties. Pinellas County is a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east. According to the 2000 U.S. Census Bureau statistics, Pinellas County has a population of approximately one million, making it the fifth most populous county in Florida. Pinellas County has grown 8.2% since 1990. The median household income was $37,111. Pinellas County is contiguous with Hillsborough County, Florida, which as of 2000 had a population of approximately one million. Pinellas County’s top three key business segments are services industries, light manufacturing and financial services. Charlotte County is located between Lee County (Fort Myers) and Sarasota County in Southwest Florida on the Gulf of Mexico. It is about 100 miles south of St. Petersburg. Charlotte County had a population of 141,627 according to the 2000 U.S. Census data. Charlotte County has grown 27.6% since 1990. The median household income is $36,379. Named “Best Place in the South” by Money magazine first in 1997, the community has received similar recognition from that and other sources almost every year since. Charlotte County’s top two business segments are service industries and construction.

Competition

We are subject to intense competition in our primary market areas. We face substantial competition in all phases of our operations from a variety of different competitors. These competitors include:

•	Large national and super-regional financial institutions that have well-established branches and significant market share in the communities we serve;

•	Finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;

•	Credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks;

•	Other community banks, including start-up banks, that can compete with us for customers who desire a high degree of personal service;

•	Technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services; and

•	Both local and out-of-state trust companies and trust service offices.

Other existing community banks with whom we compete directly, and many new community bank start-ups, have marketing strategies similar to ours. These other community banks may open new branches in the communities we serve and compete directly for customers who want the level of service offered by community banks. Other community banks also compete for the same management personnel in Florida.

Various legislative actions in recent years have led to increased competition among financial institutions. With the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, it is easier for financial institutions located outside of the State of Florida to enter the Florida market, including our targeted markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers, through computer and telephone-based banking and similar services. There can be no assurance that the United States Congress, the Florida Legislature, or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on us.

Personnel

First Community has no employees of its own and operates using employees of First Community Bank. First Community Bank currently employs 49 full-time personnel and 3 part-time persons.

SUPERVISION AND REGULATION

General

We are a registered unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”). We, and our subsidiary, First Community Bank, operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal bank regulatory agencies, including the Office of Thrift Supervision (“OTS”), the Federal Deposit Insurance Corporation (“FDIC”) and, to a limited extent, the Federal Reserve Board. The following is a brief summary of the more recent legislation that affects our company and our subsidiaries.

Regulation of the Holding Company

Restrictions on the Acquisition of Savings Institutions. Section 1467a of the HOLA provides that no holding company, directly or indirectly or acting in concert with one or more persons, or through one or more subsidiaries, or through one or more transactions, may acquire “control” of an insured savings institution at any time without the prior approval of the OTS. In addition, any holding company that acquires such control becomes a savings and loan holding company subject to registration, examination and regulation under HOLA and the regulations promulgated thereunder. Control in this context means ownership, control of, or holding proxies representing more than 25% of the voting shares of, an insured institution, the power to control in any manner the election of a majority of the directors of such institution or the power to exercise a controlling influence over the management or policies of the institution.

The OTS also has established certain rebuttable control determinations. An acquiror must file for approval of control with the OTS, or file to rebut the presumptions before surpassing a rebuttable control level of ownership. To rebut the presumption, the acquiror must file a submission with the OTS setting forth the reasons for rebuttal. The submission must be filed when the acquiror acquires more than 25% of any class of voting stock of the savings bank and when they have any of the control factors enumerated in 12 C.F.R. Section 574.4(c) which include, but are not limited to:

•	The acquiror would be one of the two largest stockholders of any class of voting stock;

•	The acquiror and/or the acquiror’s representative or nominees would constitute more than one member of the savings bank’s board of directors; and

•	The acquiror or nominee or management official of the acquiror would serve as the chairman of the board of directors, chairman of the executive committee, chief executive officer, chief operating officer, chief financial officer, or in any similar policy making authority in the savings bank.

Transactions with Affiliates. Our authority to engage in transactions with related parties or “affiliates” or to make loans to certain insiders is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and Regulation “W” adopted by the Federal Reserve. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus.

Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and circumstances, including credit standards, that are substantially the same or at least as favorable to the savings institution as those prevailing at the time for comparable transactions with a non-related party or non-affiliated holding company. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-related parties or non-affiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956. Further, no savings institution may purchase the securities of any affiliate other than a subsidiary.

In addition, Sections 22(g) and 22(h) of the FRA and Regulation O (which set limits on extensions of credit to executive officers, directors and 10% stockholders, as well as companies which such persons control) apply to savings institutions. Among other things, such loans must be made on terms, including interest rates, substantially the same as loans to unaffiliated individuals and which involve no more than the normal risk of collectibility. These regulations also place limits on the amount of loans we may make to such persons. These restrictions apply in addition to certain restrictions on transactions with affiliates contained in the OTS regulations.

Support of Subsidiary Depository Institutions. Under OTS policy, First Community is expected to act as a source of financial strength to and to commit resources to support First Community Bank. This support may be required at times when, in the absence of such OTS policy, First Community might not be inclined to provide such support. In addition, any capital loans by First Community to First Community Bank must be subordinate in right of payment to deposits and to certain other indebtedness of First Community Bank. In the event of bankruptcy, any commitment by a holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and will be entitled to a priority of payment.

Under the Federal Deposit Insurance Act, a depository institution of a holding company can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with:

•	The default of a commonly controlled FDIC-insured depository institution; or

•	Any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default.

Default is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Payment of Dividends. There are statutory and regulatory limitations on the payment of dividends by First Community Bank. The ability of our bank subsidiary to pay a dividend to us is governed by the OTS’ capital distribution regulation. Under the regulation, we may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. We must also meet the following requirements:

•	It is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and

•	The distribution does not exceed our net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid).

If we do not meet the above-stated requirements, we must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. We have never paid a dividend; instead earnings are reinvested in the bank to support our current growth rate.

Regulation of First Community Bank of America

Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The OTS capital regulations require savings institutions to meet three capital standards:

•	A 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets);

•	A 4% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and

•	An 8% risk-based capital standard as defined below.

Our tangible capital, core capital, and risk-based capital ratios at December 31, 2003, were 8.52%, 8.52%, and 12.26%, respectively.

Core capital is defined as common stockholder’s equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in non-includable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The OTS risk-based capital standard for savings institutions requires that total capital (comprised of core capital and supplementary capital) be at least 8% of risk-weighted assets. In determining risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Generally, zero weight is assigned to risk-free assets, such as cash and unconditionally guaranteed United States Government securities. A weight of 20% is assigned to, among other things, certain obligations of United States Government-sponsored agencies (such as the FNMA and the FHLMC) and certain high quality mortgage-related securities. A weight of 50% is assigned to qualifying mortgage loans and certain other mortgaged-related securities, repossessed assets and assets that are 90 days or more past due.

The components of core capital are equivalent to those discussed above. The components of supplementary capital include permanent capital instruments (such as cumulative perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), maturing capital instruments (such as mandatory convertible subordinated debt and intermediate-term preferred stock) and the allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

At December 31, 2003, we met each of our capital requirements. See Note 11 to the consolidated financial statements for a summary of the regulatory capital levels and percentages.

Standards for Safety and Soundness. The FDICIA, as amended by the Reigle Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency to prescribe standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate for all insured depository institutions and their holding companies. The OTS and the other federal banking agencies adopted a rule establishing deadlines for the agencies to submit and review safety and soundness compliance plans and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business.

The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate-risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and that they should take into account factors such as compensation practices at comparable institutions. The Interagency Guidelines also include asset quality and earnings standards.

If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution is required to submit an acceptable compliance plan to the OTS within 30 days after receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

Insurance of Deposit Accounts. The FDIC is the administrator for the Savings Institution Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”), and independently establishes insurance premiums for each Fund. Our deposit accounts are insured by the SAIF which is also administered by the FDIC. The Federal Deposit Insurance Act requires that the reserves of the SAIF and the BIF to be 1.25% of total insured deposits. Both funds are fully funded.

The FDIC applies a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In accordance with its rule, the FDIC assigns a depository institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period. A depository institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires a savings institution to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. The definition of portfolio assets has recently been amended to include the small business loans upon which we focus. As of December 31, 2003, we exceeded the QTL test, maintaining approximately 96% of our portfolio assets in qualified thrift investments.

Interstate Banking. Federally-chartered savings institutions are allowed to branch nationwide to the extent allowed by federal statute. This ability permits savings institutions with interstate networks to diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. Prior approval of the OTS is required for a savings institution to branch interstate or intrastate. To obtain supervisory clearance for branching, an applicant’s regulatory capital must meet or exceed the minimum requirements established by law and by the OTS regulations. In addition, the savings institution must have a satisfactory record under the Community Reinvestment Act (“CRA”). First Community Bank does not conduct interstate branching operations and does not plan to do so in the foreseeable future.

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) eliminated many existing restrictions on interstate banking by authorizing interstate acquisitions of financial institutions by bank holding companies without geographic limitations. Under the Interstate Act, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed. Bank holding companies located in Florida are able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that de novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state is subject to applicable state branching laws. Florida law permits interstate branching through the acquisition of a bank in existence for more than three years, but prohibits de novo branching by out of state banks.

OTS Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

Federal Home Loan Bank System. We are a member of the Federal Home Loan Bank system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-Atlanta, we are required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of our advances (borrowings) from the FHLB-Atlanta, whichever is greater. We are in compliance with this requirement. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2003, dividends paid by the FHLB-Atlanta to First Community Bank amounted to approximately $25,000, at a yield of 3.55% of our pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, our consolidated net interest income might also be reduced. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock we hold will not decrease as a result of any new legislation.

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $45.4 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,164,000 plus 10% of accounts in excess of $45.4 million. The first $6.6 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. We are in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce our interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve discount window, however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve discount window.

Other Laws. State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. Our loans are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;

•	Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers;

•	Home Mortgage Disclosure Act requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibitive factors in extending credit;

•	Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;

•	Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws. Our operations are also subject to the:

•	Privacy provisions of the Gramm-Leach-Bliley Act of 1999, which require us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

Financial Modernization. The Gramm-Leach-Bliley Act of 1999 sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the Gramm-Leach-Bliley Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company”. We have no immediate plans to utilize the structural options created by the Gramm-Leach-Bliley Act, but we may develop such plans in the future.

After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identified terrorists and terrorist organizations and required the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act:

•	Substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States;

•	Imposes new compliance and due diligence obligations;

•	Creates new crimes and penalties;

•	Compels the production of documents located both inside and outside the United States; including those of foreign institutions that have a correspondent relationship in the United States; and

•	Clarifies the safe harbor from civil liability to customers.

In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to:

•	Require customer identification and verification;

•	Expand the money-laundering program requirement to the major financial services sectors; including insurance and unregistered investment companies, such as hedge funds; and

•	Facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves.

The United States Treasury Department also has created the Treasury USA Patriot Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Act”). The Securities and Exchange Commission (“SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase our operating expenses.

Item 2. Description of Property.

We own our corporate headquarters, which also serves as our Mid-County office. Our headquarters is located at 9001 Belcher Road, Pinellas Park, Florida 33782 and consists of a 7,200 square foot, two-story stand alone building. The facility has three drive-through lanes and an ATM machine.

In addition to our headquarters, we have three branch offices: St. Petersburg, Largo and Port Charlotte. We own our St. Petersburg office which consists of a 5,500 square foot, single story facility, with two drive-through lanes and an ATM machine. We also own our Port Charlotte office, which is located in a stand alone building consisting of approximately 4,000 square feet. The Port Charlotte office has two drive-through lanes. We lease our Largo office which consists of a 2,000 square foot single story, stand alone facility with one drive through lane.

We operate a loan production facility in Englewood, Florida which is leased. The loan production facility consists of a 1,000 square foot storefront location.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On September 4, 2003, our stock began trading on The NASDAQ SmallCap Market under the symbol “FCFL”. As of March 1, 2004, there were 263 registered holders of common stock of the Company and approximately 309 street name holders. On July 21, 2003, we paid a stock dividend in common stock equal to 25% of the then outstanding shares.

On March 1, 2004, the closing sales price of our common stock was $17.90. At December 31, 2003, the closing sales price of our stock was $15.30.

	Calendar Year 2003
	Low$	High$
	(Per share)
First Quarter *	—	—
Second Quarter *	—	—
Third Quarter *	14.50	16.00
Fourth Quarter *	14.30	15.75

*	Adjusted for stock dividends

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans*
Equity compensation plans approved by security holders	574,562	$9.07	106,250
Equity compensation plans not approved by security holders	—	—	—

Total	574,562	$9.07	106,250

*	Excludes securities reflected in first column.

In May, 2003, we issued 570,000 shares of our common stock at a price per share of $14.00, in our initial public offering, pursuant to a Registration Statement on Form SB-2 , File No. 333-10432, which was declared effective on May 16, 2003. The offering terminated on December 29, 2003. Of the $7,980, 000 net proceeds from the offering, $350,000 was paid to our underwriter, Kendrick Pierce Securities, Inc. in the form of commissions, discounts and expenses, $180,00 was paid for legal, accounting, printing and other costs of the offering. The net proceeds to us of $7,450,000 was used to provide additional capital to the Bank for increased lending and expansion capability, for branch expansion, to reduce holding company debt, and to improve bank technology and equipment. No payments, direct or indirect, were made to officers, directors or persons holding greater than 10% of our shares from such proceeds.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

SUMMARY CONSOLIDATED FINANCIAL DATA

The following summary financial data for the years ended December 31, 2003, 2002 and 2001, is derived from our financial statements and other data. The selected financial data should be read in conjunction with our financial statements, including the financial statement notes included elsewhere herein. Net loans are stated net of unearned income. Earnings per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents from stock warrants and options as required. Book value per share excludes the effect of any outstanding stock warrants and options.

	At or for the year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$180,437	$147,255	$107,637
Cash and cash equivalents	3,197	6,394	4,946
Securities available for sale	3,949	8,053	8,780
Securities held to maturity	3,477	509	—
Loans, net	160,236	123,932	88,991
Deposit accounts	134,529	120,632	79,934
Stockholders’ equity	20,184	11,261	10,492

Selected Operating Data:
Total interest income	$9,211	$8,288	$6,691
Total interest expense	2,792	3,366	3,552
Net interest income	6,419	4,922	3,139
Provision for loan losses	668	543	549
Net interest income after provision for loan losses	5,751	4,379	2,590
Non-interest income	1,248	736	757
Non-interest expenses	4,700	3,921	2,899
Net earnings	1,468	753	269

Per Share Data(1):
Basic earnings per share	$.86	$.59	$.24
Diluted earnings per share	.80	.57	.22
Book value per share	10.13	8.82	8.22

Performance Ratios:
Return on average assets (R.O.A.)	0.89%	0.56%	0.31%
Return on average equity (R.O.E.)	8.98	6.92	2.90
Dividend payout ratio	—	—	—
Equity to Assets	11.19	7.65	9.75
Interest-rate spread during the period	3.90	3.47	2.96
Net interest margin	4.21	3.89	3.72
Non-interest expense to average assets	2.86	2.92	3.29

Other Ratios and Data:
Average equity to average assets	9.96%	8.09%	10.53%
Allowance for loan losses to total loans	1.26	1.14	1.07
Net charge-offs to average loans	(0.04)	(0.07)	(0.16)
Non-performing loans to total loans	0.30	0.24	0.23
Allowance for loan losses to non-performing loans	425.21	470.16	466.50
Non-performing loans and foreclosed real estate as a percentage of total assets	0.29	0.21	0.19
Total number of full-service banking offices	4	3	2

(1)	All per share amounts have been adjusted to reflect the five-for-four stock split paid on July 21, 2003.

Management’s Discussion and Analysis

or Plan of Operation

General

We own all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity is the operations of the First Community Bank. First Community Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. First Community Bank Lender Services, Inc., was incorporated during 2001 and had minimal activity for the years ended December 31, 2003 and 2002. The following is a description of the significant accounting policies which we follow in preparing and presenting our consolidated financial statements.

Critical Accounting Policies

We believe that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on the fair value of the underlying collateral. We evaluate the collectibility of both principal and interest when assessing the need for a specific reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

We have not substantially changed any aspect of our overall approach in the determination of the allowance for loan losses since January 1, 2003. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the allowance during 2003.

Loans

We believe that general economic conditions in our primary service areas, including the real estate market, continue to be healthy due to the growth in the areas’ population and demand for real estate property and personal services. Accordingly, we have experienced continued demand for consumer and commercial loans in 2003 as net loans increased $36.3 million, or 29.3%, to $160.2 million at December 31, 2003. Commercial loan activity is focused on seasonal working capital loans and commercial real estate term loans. At December 31, 2003 and 2002, we had non-accrual loans with a balance of $480,000 and $305,000, respectively.

We engage, through our bank subsidiary, in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

Our commercial lending activities are directed principally towards businesses whose demands for funds fall within our bank subsidiary’s legal lending limits and who are potential deposit customers. Particular emphasis is placed on loans to small and medium-sized businesses. Our commercial loans consist primarily of loans made to individual, partnership or corporate borrowers, and who obtained those loans for a variety of business purposes.

Our real estate loans consist of residential and commercial first mortgage loans, second mortgage financing and construction loans.

Lines of credit include home equity, commercial, and consumer lines of credit.

Our consumer loans consist primarily of installment loans to individuals for personal, family and household purposes.

We have correspondent relationships with several banks, whereby we can engage in the sale and purchase of loan participations. Participations purchased, if any, are entered into using the same underwriting criteria that would be applied if we had originated the loan. This includes credit and collateral analyses and maintenance of a complete credit file on each purchased participation that is consistent with the credit files that we maintain on our customers.

Non-performing Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

A loan is generally placed on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status and all prior accrued interest is reversed against income. Cash payments received while a loan is in non-accrual status are recorded as a reduction of principal as long as doubt exists as to collection. If a loan is brought current it will be taken off non-accrual status.

If foreclosure is required, when completed, the property would be sold at a public auction in which we will generally participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the foreclosed real estate account until it is sold. We are permitted under federal regulations to finance sales of foreclosed real estate by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Charge-Offs Policy. All loans deemed uncollectible by management will be charged-off or written down as per the following guidelines:

•	All open-end credits past due for more than 90 days and all unsecured closed-end credits past due for 90 days must be charged-off.

•	Secured non-real estate loans when deemed uncollectible by management will be charged-off or written down to no more than 100% of the net liquidated collateral value of the loan as determined by management.

•	Unsecured loans past due 90 days or more will be charged-off in full or written down to an amount deemed collectible by management.

•	Management has the authority to charge-off loan losses and/or overdrafts up to $10,000, when deemed uncollectible.

The following table presents various categories of loans contained in our loan portfolio and the total amount of all loans at December 31, 2003 and 2002.

	December 31,
Type of Loan	Amount 2003	Percent of Loans in Each Category to Total Loans 2003	Amount 2002	Percent of Loans in Each Category to Total Loans 2002
	(Dollars in thousands)
Residential mortgage loans	$39,783	24.5%	$38,568	30.7%
Commercial real estate loans	69,507	42.8	51,443	41.0

Commercial loans	21,502	13.2	14,103	11.3

Installment loans	31,578	19.5	21,391	17.0

Subtotal	162,370	100.0%	125,505	100.0%

Deduct:
Allowance loan losses	(2,041)		(1,434)
Net deferred loan fees	(93)		(139)

Net loans	$160,236		$123,932

At December 31, 2003 and 2002, construction loans comprised approximately 8.0% and 11.8% respectively of our commercial real estate loans prior to any deductions.

The following is an analysis of maturities of our loans as of December 31, 2003 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Residential mortgage loans	$5,193	$7,864	$26,726	$39,783
Commercial real estate loans	6,255	21,221	42,031	69,507
Commercial loans	13,561	6,859	1,082	21,502
Installment loans	3,066	25,431	3,081	31,578

Total	$28,075	$61,375	$72,920	$162,370

We do not presently have, nor do we intend to implement, a rollover policy with respect to our loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2003, the amount of loans due after one year with fixed interest rates totaled approximately $65.2 million, while the amount of loans due after one year with floating interest rates totaled approximately $69.1 million. We generally do not make fixed-rate loans with maturities longer than five years.

At December 31, 2003 and 2002 non-accrual loans were as follows (in thousands):

	At December 31,
	2003	2002
Residential mortgage loans	$480	$232
Commercial real estate loans	—	—
Commercial loans	—	—
Installment loans	—	73

Total non-accrual loans	$480	$305

At December 31, 2003 and 2002, there were no loans which would be defined as troubled debt restructurings.

An analysis of our allowance for loan losses and loan loss experience (charge-offs and recoveries) is furnished in the following table:

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$1,434	$961

Charge-offs:
Consumer	6	26
Commercial	25	57
Residential	30	—
Recoveries:
Consumer	—	—
Commercial	—	—
Residential	—	13

Net charge-offs	(61)	(70)
Provision for losses charged to operations	668	543

Balance at end of period	$2,041	$1,434

Asset Quality Ratios
Net charge-offs to average loans	(0.04)%	(0.07)%
Allowance for loan losses to total loans	1.26	1.14
Allowance for loan losses to non-performing loans	425.21	470.16
Non-performing loans to total loans	0.30	0.24
Non-performing loans to total assets	0.27	0.21

At December 31, 2003 and 2002, the allowance for possible credit losses were generally allocated as follows:

	2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential mortgage loans	$196	24.5%	$175	30.7%
Commercial real estate loans	907	42.8	676	42.8
Commercial loans	426	13.2	263	9.5
Installment loans	512	19.5	320	17.0

Total	$2,041	100.0%	$1,434	100.0%

Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category.

The allowance for loan losses is established based upon management’s evaluation of the potential losses in our total loan portfolio. In analyzing the adequacy of the allowance for loan losses, management considers its own internal review, as well as the results of independent external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans, local and national economic conditions, and other factors.

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2003 and 2002, the carrying value of our investments:

	December 31,
Investment Category	2003	2002
	(Dollars in thousands)
Available for sale:
U.S. government agency securities	$3,542	$1,508
Mortgage-backed securities	321	462
Collateralized mortgage obligations	86	6,083

Total	$3,949	$8,053

Held to maturity:
U.S. Government agency securities	$3,477	$509

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio ($ in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
December 31, 2003:

Available for Sale:
U.S. Government agency securities	—	—	$2,497	2.15%	$1,045	6.12%	—	—	$3,542	3.88%
Mortgage-backed Securities	—	—	—	—	—	—	321	6.03%	321	6.03%
Collateralized Mortgage Obligation	—	—	—	—	86	6.20%	—	—	86	6.20%

Total	$—	—%	$2,497	2.15%	$1,131	6.13%	$321	6.03%	$3,949	4.11%

Held to Maturity:
U.S. Government agency securities	$—	—%	$—	—%	$3,477	2.28%	$—	—%	$3,477	2.28%

Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while attempting to maximize profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit including federal funds purchased from correspondent banks and from the Federal Home Loan Bank.

Dividends. There are statutory and regulatory limitations on the payment of dividends by this subsidiary. The ability of First Community Bank to pay a dividend to us is governed by the OTS’ capital distribution regulation. This regulation and First Community Bank’s ability to pay dividends to us, is addressed in the sections entitled “Regulation and Supervision” and “Dividends”.

Management regularly reviews our liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and borrowings from the Federal Home Loan Bank. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. We maintain lines of credit at SunTrust Bank and at the Bankers Bank upon which we can draw up to $5.5 million. The line of credit at SunTrust Bank is secured by our common stock. There was no balance drawn on that line of credit as of December 31, 2003. The line of credit at the Bankers Bank is unsecured and had no funds drawn at year end. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

We offer a full range of interest bearing and non-interest bearing accounts, including business and consumer checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are individuals, businesses and employees of businesses within our market areas. Deposits are generally obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits. In addition, we have implemented a service charge fee schedule competitive with other financial institutions in our market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $134.5 million at December 31, 2003, and $120.6 million at December 31, 2002. Most of the $31.9 million increase in deposits since December 31, 2002, was attributable to strong growth in non-interest deposits savings and money market accounts as management directed a conscious effort to attract deposits from commercial business relationships. The funding requirements for loans have continued to increase in 2003, from 2002 levels. Net loans have increased $160.2 million during the period from December 31, 2002, to December 31, 2003. Management anticipates that a stable base of deposits will be our primary source of funding to meet both its short-term and long-term liquidity needs in the future.

The following table presents, for the years ended December 31, 2003 and 2002, the average amount of, and average rate paid on, each of the following deposit categories

	Average Amount		Average Rate Paid
Deposit Category	2003	2002	2003	2002
	(Dollars in thousands)
Non-interest bearing demand	$16,156	$12,668	—%	—%
Savings, NOW and money market deposits	44,851	30,057	0.87	1.61
Time deposits	71,531	67,875	2.76	3.75

Total	132,538	110,600	1.79	2.74

The following table indicates the amount of outstanding time certificates of deposit of $100,000 or more and their respective maturities as of December 31:

	2003	2002
	(In thousands)
3 months or less	$11,947	$11,163
3-12 months	9,988	13,686
1-3 years	5,503	5,342
Over 3 years	1,297	1,159

Total	$28,735	$31,350

Borrowings. To date First Community Bank has relied on deposits, proceeds from sales of its loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as its major sources of funding. As of December 31, 2003, First Community Bank held repurchase agreements, which are used as sweep account for commercial customers, of approximately $1.8 million. In the future, First Community Bank also will rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding.

In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet the demand for loans, First Community Bank has the ability to seek a portion of the needed funds through loans (advances) from the FHLB where it currently has the ability to borrow up to $45 million. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2003 and 2002 are set forth in the table below ($ in thousands):

Maturing in Year Ending December 31,		At December 31,
	Interest Rate	2003	2002
2003	1.44%	$—	$2,000
2003	2.95	—	2,000
2004	5.93	1,000	1,000
2004	3.86	1,000	1,000
2004	(1)1.15	6,000	—
2004	1.32	2,000	—
2005	4.54	1,000	1,000
2005	1.94	1,000	—
2006	2.48	2,000	—
2007	(2)3.66	2,000	2,000
2007	3.34	2,000	—
2008	4.14	2,000	—
2012	(3)3.93	1,000	1,000

		$21,000	$10,000

(1)	Advance-rate adjusts daily
(2)	FHLB has call option in July 2005
(3)	FHLB has call option in January 2005

Interest Sensitivity

The following is a combined maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2003.

	0-90 Days	91-365 Days	Over 1 Year to 5 Years	Over 5 Years to Ten Years	Over Ten Years	Total
	(Dollars in thousands)
Interest earning assets:
Interest-bearing deposits with banks	$1,452	—	—	—	—	$1,452
Investment securities	323	500	5,474	1,129	—	7,426
Loans	17,558	27,022	76,830	33,361	7,599	162,370
Federal Home Loan Bank Stock	1050	—	—	—	—	1,050

Total rate-sensitive assets	$20,383	$27,522	$82,304	$34,490	$7,599	$172,298

Savings, NOW and Money Market Deposits	43,615	—	—	—	—	43,615
Time Deposits	27,297	25,631	15,541	—	—	68,469
Other borrowings	8,811	3,000	11,000	—	—	22,811

Total rate sensitive liabilities	$79,723	$28,631	$26,541	—	—	$134,895

Interest sensitivity gap:
Sensitive assets less rate sensitive liabilities	(59,340)	(1,109)	55,763	34,490	7,599	$37,403

Cumulative Gap	(59,340)	(60,449)	(4,686)	29,804	$37,403

The objective of interest sensitivity management is to minimize the risk associated with the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. Managing this risk involves monthly monitoring of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. All assets and liabilities are evaluated as maturing at the earlier of the re-pricing date or the contractual maturity date. While liabilities without specific terms such as money market, NOW and savings accounts are generally considered core deposits for liquidity purposes, they are deemed to re-price for purposes of interest rate sensitivity analysis. Management subjectively sets rates on all accounts.

At December 31, 2003, we had $47.9 million in interest sensitive assets compared to $108.4 million in interest sensitive liabilities that will mature or re-price within a year.

A negative gap position is indicative of a bank that has a greater amount of interest sensitive liabilities re-pricing (or maturing) than it does interest sensitive assets in a given time interval. In this instance, the impact on net interest income would be positive in a declining rate environment and negative if rates were rising. Conversely, a positive gap position represents a greater amount of interest sensitive assets re-pricing (or maturing). Thus, an increase in rates would positively impact net interest income, as the yield on earning assets would increase prior to the increase in the cost of interest bearing liabilities. The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change to rates on prime related assets, whereas a liability which re-prices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate.

Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

Average Balance, Interest and Average Yields and Costs

The following is an analysis of the net interest earnings for the years ended December 31, 2003 and 2002 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities.

For purposes of these analyses, non-accruing loans, if any, are included in the average balances.

	For the Year Ended December 31,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans(1)	$139,572	8,960	6.42%	$106,375	$7,568	7.11%
Securities(2)	7,034	193	2.74	10,894	575	5.28
Other interest earnings assets	5,775	58	1.00	9,356	145	1.55

Total earning assets	152,381	9,211	6.04	126,625	8,288	6.55

Non-earning assets	11,823			7,877

Total Assets	$164,204			$134,502

LIABILITIES:
Interest-bearing liabilities:
Savings NOW and money market	44,851	390.87		$30,057	$483	1.61
Time Deposits	71,531	1,976	2.76	67,875	2,544	3.75

Total Interest Bearing Deposits	116,382	2,366	2.03	97,932	3,027	3.09
Other borrowings(3)	14,212	426	3.00	11,504	339	2.95

Total interest-bearing liabilities	130,594	2,792	2.14	109,436	3,366	3.08

Non interest-bearing liabilities	17,262			14,189
Stockholders’ equity	16,348			10,877

Total liabilities and equity	$164,204			$134,502

Net interest income		$6,419			$4,922

Interest-rate spread(4)			3.90%			3.47%

Net interest margin(5)			4.21%			3.89%

Ratio of average earning assets to average interest-bearing liabilities	1.17			1.16

(1)	Balances are net of deferred loan origination costs, un-disbursed proceeds of construction loans in process, and include non-performing loans.
(2)	Yields on securities available for sale are based on average amortized cost.
(3)	Other borrowings include Federal Home Loan Bank Advances, repurchase agreements with customers and First Community’s line of credit.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earnings assets and the weighted-average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2003 Compared to 2002 Increase (Decrease) Due to (In thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$(739)	$2,362	$(231)	$1,392
Securities	(276)	(204)	98	(382)
Other interest-earning assets	(52)	(55)	20	(87)

Total increase (decrease) in interest income	$(1,067)	$2,103	$(113)	$923

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	(222)	238	(109)	(93)
Time deposits	(669)	137	(36)	(568)
Other borrowings	6	80	1	87

Total increase (decrease) in interest expense	(885)	455	(144)	(574)

Net change in net interest income	$(182)	$1,648	$31	$1,497

Comparison of the Years Ended December 31, 2003 and 2002

General. Our net earnings for the year ended December 31, 2003, increased to $1.5 million or $.86 earnings per basic share and $.80 earnings per diluted share compared to $753,000 or $.59 earnings per basic share and $.57 earnings per diluted share for the year ended December 31 2002. Net earnings increased due to an increase in net interest income and non-interest income, which was partially offset by an increase in non-interest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $9.2 million during the year ended December 31, 2003, from $8.3 million in 2002. Interest on loans for the year ended December 31, 2003 increased to $9.0 million from $7.6 million for the year ended December 31, 2002. The increase in interest on loans was primarily due to an increase in the average balance of loans during the year ended December 31, 2003 when compared the year ended December 31, 2002. This was primarily due to the hiring of three new commercial loan officers and the opening of one new banking office during the year ended December 31, 2003. This increase was partially offset by a decrease in the average yield earned for the year ended December 31, 2003 when compared to 2002. Interest on securities decreased to $193,000 during the year ended December 31, 2003, from $575,000 for the year ended December 31, 2002. The decrease in interest income on securities was due to a decrease in the average balance of securities in 2003 when compared to 2002 and a decrease in the average yield earned in 2003 when compared to 2002. Interest on other interest earning assets decreased to $58,000 during the year ended December 31, 2003, from $145,000 during the year ended December 31, 2002 due to a decrease in the average balance and average yield earned in 2003.

Interest expense on interest bearing deposit accounts decreased to $2.4 million during the year ended December 31, 2003, compared to $3.0 million during the year ended December 31, 2002. The decrease was due to a decrease in the rate paid during the year ended December 31, 2003 when compared to the year ended December 31, 2002, which was partially offset by an increase in the average balance of interest bearing deposits in 2003 due to the opening of an additional banking offices in 2003. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

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

The provision for loan losses was $668,000 for the year ended December 31, 2003 compared to $543,000 for the year ended December 31, 2002. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,041,000 at December 31, 2003. While management believes that its allowance for loan losses is adequate as of December 31, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Non-interest Income. Non-interest income increased to $1,248,000 in 2003 from $736,000 for the year ended December 31, 2002. The increase is primarily due to an increase in gains recognized on the sale of loans held for sale, service charges on deposit accounts and income from bank owned life insurance.

Non-interest Expense. Total non-interest expense increased to $4.7 million for the year ended December 31, 2003 from $3.9 million for the comparable period ended December 31, 2002, primarily due to an increase in employee compensation and benefits of $703,000 due to the addition of three new commercial loan officers and opening of new banking offices in 2003.

Income Taxes. Income taxes for the year ended December 31, 2003, was $831,000 or 36.1% compared to $441,000 or 36.9% for the year ended December 31, 2002.

Item 7. Financial Statements

Independent Auditors’ Report

First Community Bank Corporation of America

St. Petersburg, Florida:

We have audited the accompanying consolidated balance sheets of First Community Bank Corporation of America and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

January 30, 2004

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Cash and due from banks	$1,745	2,333
Interest-bearing deposits with banks	1,452	4,061

Cash and cash equivalents	3,197	6,394
Securities available for sale	3,949	8,053
Securities held to maturity	3,477	509
Loans, net of allowance for loan losses of $2,041 in 2003 and $1,434 in 2002	160,236	123,932
Federal Home Loan Bank stock, at cost	1,050	625
Premises and equipment, net	4,071	4,037
Goodwill, net	428	428
Foreclosed real estate	48	—
Accrued interest receivable	655	598
Deferred income taxes	580	310
Bank owned life insurance	2,135	2,033
Other assets	611	336

	$180,437	147,255

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	22,445	17,558
Savings, NOW and money-market deposits	43,615	32,796
Time deposits	68,469	70,278

Total deposits	134,529	120,632
Federal Home Loan Bank advances	21,000	10,000
Other borrowings	1,811	2,367
Accrued expenses and other liabilities	2,913	2,995

Total liabilities	160,253	135,994

Commitments (Notes 4 and 13)
Stockholders’ equity:
Common stock, $.08 par value in 2003 and $.10 par value in 2002, 6,250,000 shares authorized, 1,993,194 and 1,021,748 shares issued and outstanding in 2003 and 2002	159	102
Additional paid-in capital	17,911	10,477
Retained earnings	2,113	645
Accumulated other comprehensive income	1	37

Total stockholders’ equity	20,184	11,261

	$180,437	147,255

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Earnings

($ in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002
Interest income:
Loans	$8,960	7,568
Securities	193	575
Other interest earning assets	58	145

Total interest income	9,211	8,288

Interest expense:
Deposits	2,366	3,027
Other borrowings	426	339

Total interest expense	2,792	3,366

Net interest income	6,419	4,922
Provision for loan losses	668	543

Net interest income after provision for loan losses	5,751	4,379

Noninterest income:
Service charges on deposit accounts	532	392
Other service charges and fees	102	130
Income from bank owned life insurance	102	33
Loss on sale of securities available for sale	—	(1)
Gain on sale of loans held for sale	258	89
Other	254	93

Total noninterest income	1,248	736

Noninterest expenses:
Employee compensation and benefits	2,941	2,238
Occupancy and equipment	518	413
Data processing	429	364
Professional fees	206	104
Office supplies	90	101
Insurance	103	64
Advertising	27	45
Other	386	592

Total noninterest expenses	4,700	3,921

Earnings before income taxes	2,299	1,194
Income taxes	831	441

Net earnings	$1,468	753

Earnings per share:
Basic earnings per share	$.86	.59

Diluted earnings per share	$.80	.57

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Compre- hensive Income	Total
Balance at December 31, 2001	$102	10,477	(108)	21	10,492

Comprehensive income:
Net earnings	—	—	753	—	753
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	16	16

Comprehensive income					769

Balance at December 31, 2002	102	10,477	645	37	11,261

Comprehensive income:
Net earnings	—	—	1,468	—	1,468
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	(36)	(36)

Comprehensive income					1,432

Exercise of stock options (350 shares)	—	4	—	—	4
Exercise of stock warrants (3,125 shares)	—	37	—	—	37
Sale of common stock (570,000 shares) net of offering costs of $530	57	7,393	—	—	7,450

Balance at December 31, 2003	$159	17,911	2,113	1	20,184

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,468	753
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	668	543
Depreciation and amortization	236	201
Net amortization of deferred loan costs	102	60
Income from bank owned life insurance	(102)	(33)
Gain on sale of foreclosed real estate	(9)	—
Loss on sale of securities available for sale	—	1
Origination of loans held for sale	(13,336)	(8,074)
Proceeds from sale of loans held for sale	14,196	8,163
Gain on sale of loans held for sale	(258)	(89)
Increase in accrued interest receivable	(57)	(61)
Increase in other assets	(275)	(143)
Deferred income tax credit	(270)	(222)
Decrease in accrued expenses and other liabilities	(61)	(55)

Net cash provided by operating activities	2,302	1,044

Cash flows from investing activities:
Purchase of securities available for sale	(3,519)	(6,925)
Principal payments on securities available for sale	6,066	4,676
Proceeds from sales, calls and maturities of securities available for sale	1,500	2,999
Principal payments on securities held to maturity	14	—
Purchase of securities held to maturity	(6,495)	(2,009)
Proceeds from calls and maturities of securities held to maturity	3,513	1,500
Net increase in loans	(37,809)	(35,544)
Purchase of premises and equipment, net	(270)	(1,219)
Proceeds from sale of premises and equipment	—	195
Proceeds from sale of foreclosed real estate	94	—
Purchase of Federal Home Loan Bank stock	(425)	(165)
Purchase of bank owned life insurance	—	(2,000)

Net cash used in investing activities	(37,331)	(38,492)

Cash flows from financing activities:
Increase in deposits	13,897	40,698
Proceeds from Federal Home Loan Bank advances	15,000	7,000
Principal payments on Federal Home Loan Bank advances	(4,000)	(6,200)
(Repayment) proceeds from line of credit	(1,100)	1,100
Net increase (decrease) in repurchase agreements with customers	544	(3,702)
Proceeds from sale of common stock, net	7,450	—
Proceeds from exercise of stock options	4	—
Proceeds from exercise of stock warrants	37	—

Net cash provided by financing activities	31,832	38,896

Net (decrease) increase in cash and cash equivalents	(3,197)	1,448
Cash and cash equivalents at beginning of year	6,394	4,946

Cash and cash equivalents at end of year	$3,197	6,394

(continued)
F-5

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,758	3,477

Income taxes	$1,411	441

Noncash transactions:
Transfer from loans to foreclosed real estate	$133	—

Accumulated other comprehensive income, change in unrealized gain on securities available for sale, net of income taxes	$(36)	16

See Accompanying Notes to Consolidated Financial Statements.

(continued)
F-6

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002 and for the Years Then Ended

(1)	Description of Business and Summary of Significant Accounting Policies

Organization. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS had minimal activity for the years ended December 31, 2003 and 2002. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of the Holding Company, the Bank and FCLS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks.

The Bank is required by law or regulation to maintain cash reserves in accounts with other banks. The reserve balances at December 31, 2003 and 2002 were approximately $306,000 and $318,000, respectively.

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of available-for-sale securities are reported on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

(continued)
F-7

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Derivatives. The Company for the convenience of its customers enters into fixed rate loan commitments for loans which will be sold to a secondary market investor. Simultaneously with the commitment the Company enters into a forward sales agreement with a secondary market investor. Any holding gains or losses associated with the loan commitments are offset by the holding gains or losses on the forward sales agreement.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $398,400 and $1,000,000 of loans held for sale at December 31, 2003 and 2002, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.

Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on the sale of loans in the consolidated statements of earnings.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

(continued)
F-8

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued.Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans, (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the Loan Officer, Loan Review, Loan Committee or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 2% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% and 50% on substandard and doubtful loans the loans are individually reviewed for any addition reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual installment and residential loans for impairment disclosures.

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure, is initially recorded at the lower of fair value or the loan balance plus acquisition costs at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.

Premises and Equipment. Land is stated at cost. Buildings, furniture, fixtures, and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of each type of asset or lease term, if shorter.

(continued)
F-9

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Goodwill. Goodwill resulted from the initial acquisition of the Bank’s common stock by the Holding Company on December 4, 1995. Prior to January 1, 2002, goodwill was being amortized on the straight-line method over twenty years.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. SFAS 142 became effective for fiscal years beginning after December 15, 2001; effective January 1, 2002 the Company adopted SFAS 142. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling approximately $428,000 as of the January 1, 2002. Based on the impairment tests performed, there was no impairment of goodwill during the years ended December 31, 2003 or 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Off-Balance-Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.

(continued)
F-10

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All per share information has been restated to reflect the five-for-four stock split declared in July, 2003 (in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002
Net earnings, as reported	$1,468	753
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(77)	(273)

Proforma net earnings	$1,391	480

Earnings per share:
Basic, as reported	$.86	.59

Basic, proforma	$.81	.38

Diluted, as reported	$.80	.57

Diluted, proforma	$.75	.36

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Year Ended December 31,
	2003	2002
Risk-free interest rate	4.49%	5.46%
Dividend yield	—	—
Expected volatility	—	—
Expected life in years	10	10
Per share grant-date fair value of options issued during the year	$2.60	3.25

(continued)
F-11

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments and excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

Securities. Fair values for securities available for sale and held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value.

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued Interest Receivable. The carrying amount of accrued interest receivable approximate its fair value.

Deposits. The fair values disclosed for demand deposits, savings, money market and NOW accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

Borrowed Funds. The carrying amounts of other borrowings approximate their fair values. Fair values of advances from Federal Home Loan Bank are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

(continued)
F-12

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. All per share information has been restated to reflect the five-for-four stock split declared in July, 2003.

Recent Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the consolidated financial statements of the Company.

In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

Reclassifications. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

(continued)
F-13

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2003:
U.S. government agency securities	$3,540	2	—	3,542
Mortgage-backed securities	323	—	(2)	321
Collateralized mortgage obligations	85	1	—	86

	$3,948	3	(2)	3,949

At December 31, 2002:
U.S. government agency securities	1,500	8	—	1,508
Mortgage-backed securities	460	2	—	462
Collateralized mortgage obligations	6,035	51	(3)	6,083

	$7,995	61	(3)	8,053

Held to Maturity:
At December 31, 2003-
U.S. government agency securities	$3,477	1	—	3,478

At December 31, 2002-
U.S. government agency securities	$509	6	—	515

The scheduled maturities of securities at December 31, 2003 were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due from five years to ten years	$3,540	3,542	3,477	3,478
Mortgage-backed securities	323	321	—	—
Collateralized mortgage obligations	85	86	—	—

	$3,948	3,949	3,477	3,478

There were no sales of securities in 2003. The following summarizes sale of securities available for sale in 2002 (in thousands):

Amount
Proceeds from sale of securities	$499

Gross loss from sale of securities	$(1)

As of December 31, 2003 and 2002, securities with a carrying value of approximately $5,306,000 and $8,336,000, respectively, were pledged for repurchase agreements and for various purposes required or permitted by law.

(continued)
F-14

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2003	2002
Residential mortgage loans	$39,783	38,568
Commercial real estate loans	69,507	51,443
Commercial loans	21,502	14,103
Installment loans	31,578	21,391

Total loans	162,370	125,505
Deduct:
Allowance for loan losses	(2,041)	(1,434)
Net deferred loan fees	(93)	(139)

Loans, net	$160,236	123,932

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2003	2002
Balance at beginning of year	$1,434	961
Provision for loan losses	668	543
(Charge-offs) net of recoveries	(61)	(70)

Balance at end of year	$2,041	1,434

There were no impaired loans identified during the years ended December 31, 2003 or 2002.

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2003	2002
Nonaccrual loans	$480	305
Past due ninety days or more, still accruing	—	—

	$480	305

(continued)
F-15

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment, Net

Components of premises and equipment are summarized as follows (in thousands):

	At December 31,
	2003	2002
Land	$1,045	1,045
Buildings	2,703	2,703
Furniture, fixtures and equipment	1,067	881
Leasehold improvements	52	—

Total, at cost	4,867	4,629
Less accumulated depreciation and amortization	(796)	(592)

	$4,071	4,037

The Company leases a branch office and a loan production office. The terms of the leases are for three years and the branch office lease contains escalation clauses and four three-year renewal options. Rent expense under operating leases was approximately $29,000 and $4,000 for the years ended December 31, 2003 and 2002, respectively. Future minimum payments under these operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2004	$55
2005	54
2006	18

Total	$127

(5)	Deposits

The aggregate amount of time deposits of $100,000 or more was approximately $28.7 million and $31.4 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount
2004	$52,928
2005	8,182
2006	2,173
2007	4,058
2008	1,128

Total	$68,469

(continued)
F-16

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Federal Home Loan Bank Advances

A summary of the Company’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity follows ($ in thousands):

			At December 31,
Maturing in Year Ending December 31,	Interest Rate		2003	2002
2003	1.44		$—	2,000
2003	2.95		—	2,000
2004	5.93		1,000	1,000
2004	3.86		1,000	1,000
2004	1.15	(1)	6,000	—
2004	1.32		2,000	—
2005	4.54		1,000	1,000
2005	1.94		1,000	—
2006	2.48		2,000	—
2007	3.66	(2)	2,000	2,000
2007	3.34		2,000	—
2008	4.14		2,000	—
2012	3.93	(3)	1,000	1,000

			$21,000	10,000

(1)	Daily advance-rate adjusts daily

(2)	FHLB has a call option in July 2005

(3)	FHLB has a call option in January 2005

The Company has entered into a collateral agreement with the FHLB. These advances are collateralized by all of the Company’s FHLB stock and a blanket floating lien on all qualified 1-4 family mortgage loans.

(7)	Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2003 and 2002, the outstanding balance of such borrowings totaled $1,811,000 and $1,267,000, respectively and the Company pledged securities with a carrying value of approximately $2,500,000 and $3,792,000, respectively as collateral for these agreements.

In 2002, the Company entered into a $1,500,000 line of credit with another financial institution. The line of credit was collateralized by 100% of the stock of the Bank. At December 31, 2002, the balance was approximately $1,100,000 which was paid off in June 2003.

(continued)
F-17

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002
Current:
Federal	$940	567
State	161	96

Total current	1,101	663

Deferred:
Federal	(231)	(190)
State	(39)	(32)

Total deferred	(270)	(222)

Total income taxes	$831	441

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2003		2002
	Amount	% of Earnings	Amount	% of Earnings
Income taxes at statutory rate	$782	34.0%	$406	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal benefit	81	3.5	42	3.5
Other	(32)	(1.4)	(7)	(.6)

Income taxes	$831	36.1%	$441	36.9%

(continued)
F-18

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$690	459
Deferred loan fees	177	153
Other	8	—

Total deferred tax assets	875	612

Deferred tax liabilities:
Accrual to cash conversions	(73)	(110)
Purchase accounting adjustments	—	(40)
Deferred loan costs	(142)	(100)
FHLB dividends	(13)	(15)
Accumulated deprecation and amortization	(67)	(37)

Total deferred tax liabilities	(295)	(302)

Net deferred tax asset	$580	310

(9)	Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company contributed approximately $50,000 and $47,500 to the plan during the years ended December 31, 2003 and 2002, respectively.

(10)	Stockholders’ Equity

On March 27, 2003, the Company amended its Articles of Incorporation to remove Class A common stock and Class B redeemable common stock, no shares of which were outstanding. In addition, the Company’s Class B common stock was converted to common stock.

On July 1, 2003, a five-for-four stock split was declared by the Company for shareholders of record as of July 1, 2003, which was paid on July 21, 2003. Also, the par value of the common stock was decreased from $.10 per share to $.08 per share.

In 2001, the Company sold 180,784 shares of common stock for an aggregate of approximately $2,169,000 in a private placement stock offering (the “Offering”). For each two shares of common stock purchased in the Offering, the purchaser received a warrant to purchase one share of common stock for a price of $12.00 (adjusted for stock split). All warrants issued pursuant to the Offering expire June 30, 2004. During the year ended December 31, 2003, 3,125 warrants were exercised. During the year ended December 31, 2002, no warrants were exercised. At December 31, 2003, 109,084 warrants (adjusted for stock split) were outstanding.

(continued)
F-19

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Regulatory Matters

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company.

The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2003:
Total capital to Risk-Weighted assets	$16,942	12.26%	$11,054	8.00%	$13,818	10.00%
Tier I Capital to Risk-Weighted Assets	15,215	11.01	5,527	4.00	8,291	6.00
Tier I Capital (to Total Assets)	15,215	8.52	7,146	4.00	8,933	5.00

As of December 31, 2002:
Total capital to Risk-Weighted assets	11,933	10.65	8,966	8.00	11,208	10.00
Tier I Capital to Risk-Weighted Assets	10,555	9.42	4,483	4.00	6,725	6.00
Tier I Capital (to Total Assets)	10,555	7.29	5,791	4.00	7,239	5.00

(continued)
F-20

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Related Parties

The aggregate amount of loans owed to the Company by its officers and directors at December 31, 2003 and 2002 was approximately $3,010,000 and $1,545,000, respectively. During 2003, total principal additions were approximately $1,710,000 and total principal payments were approximately $245,000.

(13)	Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

All outstanding letters of credit at December 31, 2003 expire in 2004 and the Company has not recorded a liability for these letters of credit. The Company has collateral securing these agreements or guarantees, which in the event that the Company is required to fund the letters of credit, will result in no loss to the Company.

(continued)
F-21

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Financial Instruments, Continued

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2003		At December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$3,197	3,197	6,394	6,394
Securities	7,426	7,427	8,562	8,568
Loans	160,236	162,421	123,932	122,739
Federal Home Loan Bank stock	1,050	1,050	625	625
Accrued interest receivable	655	655	598	598
Financial liabilities:
Deposits	134,529	135,685	120,632	122,355
FHLB advances	21,000	21,248	10,000	10,068
Other borrowings	1,811	1,811	2,367	2,367

A summary of the notional amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at December 31, 2003, follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$19,396	—	—

Unused lines of credit	$10,185	—	—

Standby letters of credit	$146	—	—

(14)	Credit Risk

Most of the Company’s business activity is with customers located within the Charlotte and Pinellas Counties, Florida area. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Charlotte and Pinellas Counties area.

(continued)
F-22

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Stock Option Plans

In 2000, the Company adopted stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 375,000 (amended) for directors and 312,500 for employees (amended). At December 31, 2003, no options remain available for grant under the directors’ plan and 106,250 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the five-for-four stock split declared in July 2003 (in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2001	500,000	$8.00-12.00	9.00	4,500
Options granted	93,750	9.60	9.60	900
Options terminated	(18,750)	(12.00)	(12.00)	(225)

Options outstanding at December 31, 2002	575,000	8.00-12.00	9.00	5,175
Options granted	25,000	9.60	9.60	240
Options terminated	(25,000)	(8.00)	(8.00)	(200)
Options exercised	(438)	(9.60)	(9.60)	(4)

Options outstanding at December 31, 2003	574,562	$8.00-12.00	9.07	5,211

The weighted-average remaining contractual life of options outstanding at December 31, 2003 and 2002 was 4.3 years and 5.1 years, respectively.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
Currently	466,437	$9.32
2004	33,125	8.39
2005	23,750	8.55
2006	21,250	8.61
2007	17,500	8.46
2008	12,500	8.00

	574,562	$9.07

(continued)
F-23

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Comprehensive Income

The Company follows SFAS 130, Reporting Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows (in thousands):

	Before Tax	Tax Effect	After Tax
Year Ended December 31, 2003:
Unrealized holding losses	$(58)	22	(36)
Reclassification adjustment for losses included in net earnings	—	—	—

Net unrealized holding losses	$(58)	22	(36)

Year Ended December 31, 2002:
Unrealized holding gains	23	(8)	15
Reclassification adjustment for losses included in net earnings	1	—	1

Net unrealized holding gains	$24	(8)	16

(17)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the five-for-four stock split declared in July 2003. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Year Ended December 31, 2003
	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$1,468	1,707,259	$.86

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		138,675

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,468	1,845,934	$.80

(continued)
F-24

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Earnings Per Share, Continued

	Year Ended December 31, 2002
	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$753	1,277,185	$.59

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		51,173

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$753	1,328,358	$.57

At December 31, 2002, the following options and warrants were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Options	Exercise Price	Expire
2002 Options	106,250	12.00	2006
2002 Warrants	112,990	12.00	2004

(18)	Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2003	2002
Assets
Cash	$4,515	1,335
Investment in subsidiaries	15,655	11,028
Other assets	14	6

Total assets	$20,184	12,369

Liabilities and Stockholders’ Equity
Liabilities	—	1,108
Stockholders’ equity	20,184	11,261

Total liabilities and stockholders’ equity	$20,184	12,369

(continued)
F-25

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Holding Company Financial Information, Continued

Condensed Statements of Earnings

	Year Ended December 31,
	2003	2002
Revenues	$27	17
Expenses	(44)	(26)

Loss before earnings of subsidiaries	(17)	(9)
Earnings of subsidiaries	1,485	762

Net earnings	$1,468	753

Condensed Statements of Cash Flows

	Year Ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,468	753
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(1,485)	(762)
(Increase) decrease in other assets	(8)	7
Decrease in liabilities	(8)	(55)

Net cash used in operating activities	(33)	(57)

Cash flows used in investing activity-
Investment in subsidiaries	(3,178)	(1,273)

Cash flows from financing activities:
Proceeds from sale of common stock, net	7,450	—
Proceeds from exercise of stock options	4	—
Proceeds from exercise of stock warrants	37	—
(Decrease) increase in notes payable, net	(1,100)	1,100

Net cash provided by financing activities	6,391	1,100

Net increase (decrease) in cash	3,180	(230)
Cash at beginning of year	1,335	1,565

Cash at end of year	$4,515	1,335

Supplemental disclosure of cash flow information-
Noncash transaction-
Accumulated other comprehensive income, change in unrealized gain on securities available for sale of the Bank, net of income taxes	$(36)	16

(continued)
F-26

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Neither First Community nor First Community Bank has had any disagreements with its accountants.

Item 8a. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls.

We made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

First Community hereby incorporates by reference the sections entitled “Election of Directors” contained at pages 7 through 9 and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained at page 15 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 19, 2004. We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 13. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Kay M. McAleer, Vice President/Corporate Secretary, First Community Bank Corporation of America, 9001 Belcher Road, Pinellas Park, Florida 33782.

Item 10. Executive Compensation.

First Community hereby incorporates by reference the section entitled “Executive Compensation” contained at pages 10 through 12 of the Proxy Statement referenced immediately above.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Management.

First Community hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” contained at pages 3 through 4 of the Proxy Statement.

(b) Changes in Control.

First Community is not aware of any arrangements, including any pledge by any person of securities of First Community, the operation of which may, at a subsequent date, result in a change in control of First Community.

Item 12. Certain Relationships and Related Transactions.

First Community hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on page 13 of the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits were previously filed as a part of First Community’s Registration Statement on Form SB-2 and Form 10-QSB as indicated and are hereby incorporated by reference.

Exhibit No.	Description of Exhibit
*3.1	Amended and Restated Articles of Incorporation

*3.2	Bylaws

*4.1	Specimen Common Stock Certificate

*4.3	Warrant Certificate

**10.1	Employment Agreement of Kenneth P. Cherven

*10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*10.3	Long-Term Incentive Plan

*10.4	Incentive Compensation Plan

13.	Code of Ethics

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003

(b) Reports on Form 8-K

There were 2 reports on Form 8-K filed during the quarter ended December 31, 2003; on October 17, 2003 re third quarter earnings press release and on November 7, 2003 re press release regarding opening of our Largo office.

Item 14. Principal Accountant Fees and Services.

First Community hereby incorporates the sections entitled “Audit Fees” and “All Other Fees” contained at page 14 of the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/s/ Kenneth P. Cherven Kenneth P. Cherven, President and Chief Executive Officer

Date March 19, 2004

By	/s/ John A. Stewart, Jr. John A. Stewart, Jr., Chief Financial Officer

Date March 19, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth P. Cherven Kenneth P. Cherven, Director, President and Chief Executive Officer	March 19, 2004 Date

/s/ Edwin C. Hussemann Edwin C. Hussemann, Director	March 19, 2004 Date

/s/ James Macaluso James Macaluso, Director	March 19, 2004 Date

/s/ David K. Meehan David K. Meehan, Director	March 19, 2004 Date

/s/ Robert G. Menke Robert G. Menke, Director	March 19, 2004 Date

/s/ Robert M. Menke Robert M. Menke, Director	March 19, 2004 Date

/s/ G. Randaulph Poucher G. Randaulph Poucher, Director	March 19, 2004 Date