Form 10QSB
period 2004-03-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2004-05-03
CIK 1082564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.08 per share	1,997,956 shares
(class)	Outstanding at April 13, 2004

Transitional Small Business Format (Check One):     YES  ☐     NO  ☒

FIRST COMMUNITY BANK CORPORATION OF AMERICA

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$4,052	1,745
Interest-bearing deposits with banks	14,108	1,452

Cash and cash equivalents	18,160	3,197
Securities available for sale	6,861	3,949
Securities held to maturity	1,948	3,477
Loans, net of allowance for loan losses of $2,173 in 2004 and $2,041 in 2003	169,591	160,236
Federal Home Loan Bank stock, at cost	750	1,050
Premises and equipment, net	4,009	4,071
Goodwill, net	428	428
Foreclosed real estate	13	48
Accrued interest receivable	659	655
Deferred income taxes	580	580
Bank owned life insurance	2,157	2,135
Other assets	1,138	611

	$206,294	180,437

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	32,973	22,445
Savings, NOW and money-market deposits	49,843	43,615
Time deposits	82,557	68,469

Total deposits	165,373	134,529
Federal Home Loan Bank advances	15,000	21,000
Other borrowings	742	1,811
Accrued expenses and other liabilities	4,483	2,913

Total liabilities	185,598	160,253

Stockholders’ equity:
Common stock, $.08 par value, 6,250,000 shares authorized, 1,996,705 and 1,993,194 shares issued and outstanding in 2004 and 2003	160	159
Additional paid-in capital	17,953	17,911
Retained earnings	2,567	2,113
Accumulated other comprehensive income	16	1

Total stockholders’ equity	20,696	20,184

	$206,294	180,437

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$2,528	2,094
Securities	46	73
Other interest earning assets	21	13

Total interest income	2,595	2,180

Interest expense:
Deposits	593	610
Other borrowings	137	108

Total interest expense	730	718

Net interest income	1,865	1,462
Provision for loan losses	125	123

Net interest income after provision for loan losses	1,740	1,339

Noninterest income:
Service charges on deposit accounts	154	118
Other service charges and fees	38	24
Income from bank owned life insurance	22	26
Gain on sale of loans held for sale	33	71
Other	66	49

Total noninterest income	313	288

Noninterest expenses:
Employee compensation and benefits	836	768
Occupancy and equipment	148	134
Data processing	145	98
Professional fees	49	11
Office supplies	22	6
Insurance	30	23
Advertising	8	11
Other	98	77

Total noninterest expenses	1,336	1,128

Earnings before income taxes	717	499
Income taxes	263	179

Net earnings	$454	320

Earnings per share:
Basic earnings per share	$0.23	0.25

Diluted earnings per share	$0.20	0.23

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2004 and 2003

(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	$102	10,477	645	37	11,261

Comprehensive income:
Net earnings (unaudited)	—	—	320	—	320

Net change in unrealized gain on securities available for sale, net of taxes of $21 (unaudited)	—	—	—	(37)	(37)

Comprehensive income (unaudited)					283

Balance at March 31, 2003 (unaudited)	$102	10,477	965	—	11,544

Balance at December 31, 2003	$159	17,911	2,113	1	20,184

Comprehensive income:
Net earnings (unaudited)	—	—	454	—	454

Net change in unrealized gain on securities available for sale, net of taxes of $9 (unaudited)	—	—	—	15	15

Comprehensive income (unaudited)					469

Exercise of stock warrants (3,511 shares) (unaudited)	1	42	—	—	43

Balance at March 31, 2004 (unaudited)	$160	17,953	2,567	16	20,696

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$454	320
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	125	123
Depreciation and amortization	69	61
Net amortization of deferred loan costs	4	6
Income from bank owned life insurance	(22)	(26)
Origination of loans held for sale	(700)	(3,533)
Proceeds from sale of loans held for sale	1,131	4,469
Gain on sale of loans held for sale	(33)	(71)
Loss on sale of foreclosed real estate	17	—
Increase in accrued interest receivable	(4)	(4)
(Increase) decrease in other assets	(527)	423
Increase (decrease) in accrued expenses and other liabilities	1,561	(2,098)

Net cash provided by (used in) operating activities	2,075	(330)

Cash flows from investing activities:
Purchase of securities available for sale	(2,994)	—
Principal payments on securities available for sale	106	1,660
Proceeds from calls and maturities of securities available for sale	—	2,414
Purchase of securities held to maturity	—	(1,500)
Proceeds from calls of securities held to maturity	1,500	—
Principal payments on securities held to maturity	29	—
Net increase in loans	(9,882)	(9,230)
Purchase of premises and equipment, net	(7)	(47)
Redemption (purchase) of Federal Home Loan Bank stock	300	(110)
Proceeds from sale of foreclosed real estate	18	—

Net cash used in investing activities	(10,930)	(6,813)

Cash flows from financing activities:
Increase in deposits	30,844	3,589
Repayment of Federal Home Loan Bank advances	(6,000)	(300)
Net (decrease) increase in repurchase agreements with customers	(1,069)	462
Proceeds from exercise of stock warrants	43	—

Net cash provided by financing activities	23,818	3,751

Net increase (decrease) in cash and cash equivalents	14,963	(3,392)

Cash and cash equivalents at beginning of period	3,197	6,394

Cash and cash equivalents at end of period	$18,160	3,002

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$737	715

Income taxes	$115	415

Noncash transaction-
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$15	(37)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through March 31, 2004.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations and other data for the three- month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired during the three months ended March 31, 2004 or 2003.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$2,041	1,434
Provision for loan losses	125	123
Charge-offs	(17)	(18)
Recoveries	24	—

Balance at end of period	$2,173	1,539

Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2004	2003
Nonaccrual loans	$188	455
Past due ninety days or more, still accruing	—	59

	$188	514

At March 31, 2004, there were no loans held for sale. At December 31, 2003 loans held for sale were $398,400 and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the five-for-four stock split declared in July, 2003. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
		2004			2003
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended March 31:
Basic EPS:
Net earnings available to common stockholders	$454	1,993,385	$0.23	$320	1,277,185	$0.25

Effect of dilutive securities- Incremental shares from assumed conversion of options and warrants	—	276,935		—	101,711

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$454	2,270,320	$0.20	$320	1,378,896	$0.23

The following options and warrants were excluded from the calculation of EPS for the three months ended March 31, 2003 due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
Options	106,250	$12.00	2006
Warrants	112,990	$12.00	2004

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock OptionPlans. In 2000, the Company adopted stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 375,000 (amended) for directors and 312,500 for employees (amended). At March 31, 2004, no options remain available for grant under the directors’ plan and 106,250 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire up to six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the five-for-four stock split declared in July, 2003 (in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at March 31, 2004 and December 31, 2003	574,562	$8.00-12.00	9.07	5,211

The Company accounts for their stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 to stock-based employee compensation. All per share information has been adjusted to reflect the five-for-four stock split declared in July, 2003 ($ in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$454	320
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(9)	(14)

Proforma net earnings	$445	306

Earnings per share:
Basic, as reported	$0.23	0.25

Basic, proforma	$0.22	0.24

Diluted, as reported	$0.20	0.23

Diluted, proforma	$0.20	0.22

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock OptionPlans, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended March 31, 2004 (in thousands, except per share amounts):

Three Months Ended March 31, 2003
Risk-free interest rate	4.49%
Dividend yield	—
Expected volatility	—
Expected life in years	10
Grant-date fair value of each option issued during the period	$2.60

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At March 31, 2004, the Bank was in compliance with its regulatory capital requirements.

6.	Commitment to Purchase Land. In February, 2004, the Company entered into an agreement to purchase land for $625,000 to be used as a future branch site in Port Charlotte, Florida. The Company expects to open the branch in the first quarter of 2005, subject to regulatory approval.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Review by Independent Accountants

Hacker, Johnson & Smith PA, independent accountants, have made a limited review of the financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America (the “Company”) as of March 31, 2004 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

April 9, 2004

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through March 31, 2004.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2004, was from net deposit inflows of approximately $30.8 million, principle repayments and calls of securities of approximately $1.6 million and cash flows from operations of approximately $2.1 million. Cash was used primarily to originate net loans of approximately $9.8 million, to purchase securities of approximately $3.0 million and to repay Federal Home Loan Bank advances of approximately $6.0 million. At March 31, 2004, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$1,420

Unused lines of credit	$22,894

Standby letters of credit	$2,389

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Three Months Ended March 31, 2003
Average equity as a percentage of average assets	10.61%	9.96%	7.71%

Equity to total assets at end of period	10.03%	11.19%	7.74%

Return on average assets (1)	.94%	.89%	.86%

Return on average equity (1)	8.86%	8.97%	11.15%

Noninterest expenses to average assets (1)	2.77%	2.86%	3.03%

Nonperforming assets as a percentage of total assets at end of period	.10%	.29%	.31%

(1)	Annualized for the three months ended March 31.

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

		Three Months Ended March 31,
		2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$165,254	2,528	6.12%	$126,897	2,094	6.60%
Securities	7,990	46	2.30	7,331	73	3.98
Other interest-earning assets (2)	9,482	21.89		4,560	13	1.14

Total interest-earning assets	182,726	2,595	5.68	138,788	2,180	6.28

Noninterest-earning assets	10,497			10,049

Total assets	$193,223			$148,837

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	51,841	116.90		36,690	85.93
Time deposits	76,165	477	2.51	70,516	525	2.98

Total interest-bearing deposits	128,006	593	1.85	107,206	610	2.28
Other interest-bearing liabilities (3)	19,405	137	2.82	15,385	108	2.81

Total interest-bearing liabilities	147,411	730	1.98	122,591	718	2.34

Noninterest-bearing liabilities	25,311			14,765
Stockholders’ equity	20,501			11,481

Total liabilities and stockholders’ equity	$193,223			$148,837

Net interest income		$1,865			$1,462

Interest-rate spread (4)			3.70%			3.94%

Net interest margin (5)			4.08%			4.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.13

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

General. Our net earnings for the three months ended March 31, 2004, increased to $454,000 or $.23 earnings per basic share and $.20 earnings per diluted share compared to $320,000 or $.25 earnings per basic share and $.23 per diluted share for the three months ended March 31, 2003. Net earnings increased due to an increase in net interest income and noninterest income, which was partially offset by an increase in noninterest expenses.

Net Interest Income. Interest income increased to $2.6 million during the three months ended March 31, 2004, from $2.2 million in 2003. Interest on loans for the three months ended March 31, 2004 increased to $2.5 million from $2.1 million for the three months ended March 31, 2003. The increase in interest on loans was primarily due to an increase in the average balance of loans to $165.3 million, during the three months ended March 31, 2004 compared to $126.9 million, during the three months ended March 31, 2003. This increase was partially offset by a decrease in the average yield earned to 6.12% for the three months ended March 31, 2004 from 6.60% for the three months ended March 31, 2003. Interest on securities decreased to $46,000 during the three months ended March 31, 2004 from $73,000 for the three months ended March 31, 2003. The decrease in interest income on securities was due to a decrease in average yield earned from 3.98% in 2003 to 2.30% in 2004, which was partially offset by an increase in the average balance to $8.0 million in 2004 from $7.3 million in 2003.

Interest expense on interest bearing deposit accounts decreased to $593,000 during the three months ended March 31, 2004, compared to $610,000 during the three months ended March 31, 2003. The decrease was due to a decrease in the rate paid to 1.85% during the three months ended March 31, 2004 from 2.28% during the three months ended March 31, 2003, which was partially offset by an increase in the average balance of interest bearing deposits to $128.0 million in 2004 from $107.2 million in 2003 due to the opening of an additional banking office in the fourth quarter of 2003. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts. Interest expense on other borrowings increased to $137,000 during the three months ended March 31, 2004, compared to $108,000 during the three months ended March 31, 2003. The increase was due to an increase in the average balance of other borrowings to $19.4 million in 2004 from $15.4 million in 2003.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003, Continued

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

The provision for loan losses was $125,000 for the three months ended March 31, 2004 compared to $123,000 for the three months ended March 31, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,173,000 at March 31, 2004. While management believes that its allowance for loan losses is adequate as of March 31, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $313,000 in 2004 from $288,000 for the three- months ended March 31, 2003. The increase is primarily due to an increase in service charges on deposit accounts and other service charges and fees partially offset by a decrease in gains recognized on the sale of loans held for sale.

Noninterest Expense. Total noninterest expense increased to $1.3 million for the three months ended March 31, 2004 from $1.1 million for the comparable period ended March 31, 2003, primarily due to an increase in employee compensation and benefits of $68,000 due to the opening of a new banking office in the fourth quarter of 2003.

Income Taxes. Income taxes for the three months ended March 31, 2004, was $263,000 or 36.7% compared to $179,000 or 35.9% for the period ended March 31, 2003.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.	Description of Exhibit

* 3.1	Amended and Restated Articles of Incorporation

* 3.2	Bylaws

* 4.1	Specimen Common Stock Certificate

* 4.3	Warrant Certificate

** 10.1	Employment Agreement of Kenneth P. Cherven

* 10.2	First Amended and Restated Non-Employee Director Stock Option Plan

* 10.3	Long-Term Incentive Plan

* 10.4	Incentive Compensation Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

** 99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.

(b)	Reports on Form 8-K. Registrant filed one Form 8-K during the three-month period ended March 31, 2004 as follows:

On January 21, 2004, First Community Bank Corporation of American issued a press release announcing its financial results for the fourth quarter ended December 31, 2003.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: May 3, 2004	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: May 3, 2004	By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Senior Vice President and Chief Financial Officer