Form 10QSB
period 2004-06-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2004-08-12
CIK 1082564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.08 per share	2,115,397 shares
(class)	Outstanding at August 9, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

FIRST COMMUNITY BANK CORPORATION OF AMERICA

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$2,032	1,745
Interest-bearing deposits with banks	7,998	1,452

Cash and cash equivalents	10,030	3,197

Securities available for sale	13,024	3,949
Securities held to maturity	1,393	3,477
Loans, net of allowance for loan losses of $2,302 in 2004 and $2,041 in 2003	180,018	160,236
Federal Home Loan Bank stock, at cost	750	1,050
Premises and equipment, net	4,602	4,071
Goodwill, net	428	428
Foreclosed real estate	17	48
Accrued interest receivable	716	655
Deferred income taxes	580	580
Bank owned life insurance	2,180	2,135
Other assets	1,338	611

	$215,076	180,437

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	31,200	22,445
Savings, NOW and money-market deposits	52,753	43,615
Time deposits	87,989	68,469

Total deposits	171,942	134,529
Federal Home Loan Bank advances	13,500	21,000
Other borrowings	1,401	1,811
Accrued expenses and other liabilities	5,699	2,913

Total liabilities	192,542	160,253

Stockholders’ equity:
Common stock, $.08 par value, 6,250,000 shares authorized, 2,115,397 and 1,993,194 shares issued and outstanding in 2004 and 2003	169	159
Additional paid-in capital	19,374	17,911
Retained earnings	3,060	2,113
Accumulated other comprehensive income (loss)	(69)	1

Total stockholders’ equity	22,534	20,184

	$215,076	180,437

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$2,670	2,203	5,198	4,298
Securities	64	32	110	105
Other interest earning assets	22	16	43	30

Total interest income	2,756	2,251	5,351	4,433

Interest expense:
Deposits	666	629	1,259	1,240
Other borrowings	116	86	253	185

Total interest expense	782	715	1,512	1,425

Net interest income	1,974	1,536	3,839	3,008

Provision for loan losses	137	158	262	281

Net interest income after provision for loan losses	1,837	1,378	3,577	2,727

Noninterest income:
Service charges on deposit accounts	148	126	302	245
Other service charges and fees	17	25	55	48
Income from bank owned life insurance	23	27	45	53
Gain on loans held for sale	38	70	71	141
Other	47	52	113	102

Total noninterest income	273	300	586	589

Noninterest expenses:
Employee compensation and benefits	804	699	1,640	1,468
Occupancy and equipment	141	115	289	234
Data processing	141	108	286	206
Professional fees	42	32	91	42
Office supplies	21	20	43	39
Insurance	29	24	59	46
Advertising	26	6	34	13
Other	128	106	226	206

Total noninterest expenses	1,332	1,110	2,668	2,254

Earnings before income taxes	778	568	1,495	1,062

Income taxes	285	203	548	381

Net earnings	$493	365	947	681

Earnings per share:
Basic earnings per share	$.24	.28	.47	.53

Diluted earnings per share	$.22	.26	.42	.49

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004 and 2003

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at December 31, 2002	$102	10,477	645	37	11,261

Comprehensive income:
Net earnings (unaudited)	—	—	681	—	681
Net change in unrealized gain on securities available for sale, net of taxes of $17 (unaudited)	—	—	—	(26)	(26)

Comprehensive income (unaudited)					655

Exercise of common stock options (350 shares) (unaudited)	—	4	—	—	4
Sale of common stock (570,000 shares), net of offering costs of $530 (unaudited)	57	7,393	—	—	7,450

Balance at June 30, 2003 (unaudited)	$159	17,874	1,326	11	19,370

Balance at December 31, 2003	$159	17,911	2,113	1	20,184

Comprehensive income:
Net earnings (unaudited)	—	—	947	—	947
Net change in unrealized gain on securities available for sale, net of taxes of $41 (unaudited)	—	—	—	(70)	(70)

Comprehensive income (unaudited)					877

Exercise of common stock options and warrants (122,203 shares) (unaudited)	10	1,407	—	—	1,417
Tax benefit from common stock options exercised (unaudited)	—	56	—	—	56

Balance at June 30, 2004 (unaudited)	$169	19,374	3,060	(69)	22,534

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$947	681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	262	281
Depreciation and amortization	155	128
Net amortization of deferred loan fees	(40)	(18)
Income from bank owned life insurance	(45)	(53)
Origination of loans held for sale	(3,212)	(9,124)
Proceeds from sale of loans held for sale	3,227	8,795
Gain on sale of loans held for sale	(71)	(141)
Loss on sale of foreclosed real estate	17	—
Increase in accrued interest receivable	(61)	(25)
Increase in other assets	(727)	(108)
(Increase) decrease in accrued expenses and other liabilities	2,883	(306)

Net cash provided by operating activities	3,335	110

Cash flows from investing activities:
Purchase of securities available for sale	(9,333)	(1,546)
Principal payments on securities available for sale	147	5,674
Proceeds from calls and maturities of securities available for sale	—	1,500
Purchase of securities held to maturity	—	(5,497)
Proceeds from calls of securities held to maturity	2,000	2,000
Principal payments on securities held to maturity	84	—
Net increase in loans	(19,948)	(13,652)
Purchase of premises and equipment, net	(686)	(73)
Redemption of Federal Home Loan Bank stock	300	103
Proceeds from sale of foreclosed real estate	14	—

Net cash used in investing activities	(27,422)	(11,491)

Cash flows from financing activities:
Increase in deposits	37,413	11,999
Repayment of Federal Home Loan Bank advances	(9,000)	(11,500)
Proceeds from Federal Home Loan Bank advances	1,500	9,500
Net repayment of line of credit	—	(1,100)
Net (decrease) increase in repurchase agreements with customers	(410)	21
Net proceeds from sale of common stock	—	7,450
Proceeds from exercise of stock options and warrants	1,417	4

Net cash provided by financing activities	30,920	16,374

Net increase in cash and cash equivalents	6,833	4,993

Cash and cash equivalents at beginning of period	3,197	6,394

Cash and cash equivalents at end of period	$10,030	11,387

		(continued )

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,491	1,421

Income taxes	$745	230

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$(70)	(26)

Tax benefit from common stock options exercised	$56	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through June 30, 2004.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations and other data for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

2. Loan Impairment and Loan Losses. There were no loans identified as impaired during the six months ended June 30, 2004 or 2003.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,173	1,539	2,041	1,434
Provision for loan losses	137	158	262	281
Charge-offs	(16)	(2)	(33)	(20)
Recoveries	8	—	32	—

Balance at end of period	$2,302	1,695	2,302	1,695

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2004	2003
Nonaccrual loans	$90	406
Past due ninety days or more, still accruing	—	—

	$90	406

At June 30, 2004 and December 31, 2003 loans held for sale approximated $455,000 and $398,400, respectively and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the five-for-four stock split declared in July, 2003. At June 30, 2004, there were no warrants outstanding. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2004			2003
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$493	2,031,234	$.24	$365	1,285,320	$.28

Effect of dilutive securities-Incremental shares from assumed conversion of options and warrants	—	242,442		—	95,728

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$493	2,273,676	$.22	$365	1,381,048	$.26

Six Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$947	2,012,310	$.47	$681	1,281,363	$.53

Effect of dilutive securities-Incremental shares from assumed conversion of options and warrants	—	222,087		—	96,083

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$947	2,234,397	$.42	$681	1,377,446	$.49

The following options and warrants were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and six months ended June 30, 2004:
Options	15,000	$22.38	2010-2014
For the three and six months ended June 30, 2003:
Options	106,250	$12.00	2006
Warrants	112,990	$12.00	2004

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Stock OptionPlans. In 2000, the Company adopted stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 375,000 (amended), for directors and 312,500 (amended), for employees. At June 30, 2004, no options remain available for grant under the directors’ plan and 91,250 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire up to six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the five-for-four stock split declared in July, 2003 (in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2003	574,562	$8.00-12.00	9.07	5,211
Options granted	15,000	22.38	22.38	336
Options exercised	(12,500)	8.00	8.00	(100)

Options outstanding at June 30, 2004	577,062	$8.00-22.38	9.44	5,447

The Company accounts for their stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation. All per share information has been adjusted to reflect the five-for-four stock split declared in July, 2003 ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$493	365	947	681
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(50)	(21)	(59)	(35)

Proforma net earnings	$443	344	888	646

Earnings per share:
Basic, as reported	$.24	.28	.47	.53

Basic, proforma	$.22	.27	.44	.50

Diluted, as reported	$.22	.26	.42	.49

Diluted, proforma	$.19	.25	.40	.47

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Stock OptionPlans, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended June 30, 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2004	2003
Risk-free interest rate	4.93%	4.93%	4.49%
Dividend yield	—	—	—
Expected volatility	28%	28%	—
Expected life in years	10	10	10

Grant-date fair value of each option issued during the period	$11.31	11.31	2.60

5. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	11.37%	8.00%
Tier I capital to risk-weighted assets	10.14%	4.00%
Tier I capital to total assets - leverage ratio	7.70%	4.00%

6. Commitment to Purchase Land. In April, 2004, the Company purchased land for $625,000 to be used as a future branch site in Port Charlotte, Florida. The Company expects to open the branch in the third quarter of 2005, subject to regulatory approval.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six- month periods ended June 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of June 30, 2004, the related interim condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2004 and 2003 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
August 9, 2004

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through June 30, 2004.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2004, was from net deposit inflows of approximately $37.4 million, principle repayments and calls of securities of approximately $2.2 million and cash flows from operations of approximately $3.3 million. Cash was used primarily to originate net loans of approximately $19.9 million, to purchase securities of approximately $9.3 million and to repay Federal Home Loan Bank advances of approximately $7.5 million. At June 30, 2004, the Bank exceeded its regulatory liquidity requirements.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$12,875

Unused lines of credit	$13,590

Standby letters of credit	$3,375

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003	Six Months Ended June 30, 2003
Average equity as a percentage of average assets	10.42%	9.96%	7.57%
Equity to total assets at end of period	10.48%	11.19%	11.81%
Return on average assets (1)	.94%	.89%	.89%
Return on average equity (1)	9.03%	8.97%	11.76%
Noninterest expenses to average assets (1)	2.65%	2.86%	2.95%
Nonperforming loans as a percentage of total assets at end of period	.05%	.29%	.25%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$174,100	2,670	6.13%	$134,841	2,203	6.54%
Securities	11,927	64	2.15	6,248	32	2.05
Other interest-earning assets (2)	11,904	22	0.75	5,438	16	1.18

Total interest-earning assets	197,931	2,756	5.57	146,527	2,251	6.14

Noninterest-earning assets	11,460			10,828

Total assets	$209,391			$157,355

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	51,486	128	0.99	38,693	94	0.97
Time deposits	85,774	538	2.51	75,879	535	2.82

Total interest-bearing deposits	137,260	666	1.94	114,572	629	2.20

Other interest-bearing liabilities (3)	14,181	116	3.27	11,764	86	2.92

Total interest-bearing liabilities	151,441	782	2.07	126,336	715	2.26

Noninterest-bearing liabilities	36,531			19,197
Stockholders’ equity	21,419			11,822

Total liabilities and stockholders’ equity	$209,391			$157,355

Net interest income		$1,974			$1,536

Interest-rate spread (4)			3.50%			3.88%

Net interest margin (5)			3.99%			4.19%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.31			1.16

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$169,348	5,198	6.14%	$130,819	4,298	6.57%
Securities	9,960	110	2.21	6,787	105	3.09
Other interest-earning assets (2)	10,955	43	0.79	5,000	30	1.20

Total interest-earning assets	190,263	5,351	5.62	142,606	4,433	6.22

Noninterest-earning assets	10,867			10,324

Total assets	$201,130			$152,930

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	49,210	244	0.99	36,554	180.98
Time deposits	81,068	1,015	2.50	73,216	1,060	2.90

Total interest-bearing deposits	130,278	1,259	1.93	109,770	1,240	2.26
Other interest-bearing liabilities (3)	16,793	253	3.01	13,558	185	2.73

Total interest-bearing liabilities	147,071	1,512	2.06	123,328	1,425	2.31

Noninterest-bearing liabilities	33,092			18,019
Stockholders’ equity	20,967			11,583

Total liabilities and stockholders’ equity	$201,130			$152,930

Net interest income		$3,839			$3,008

Interest-rate spread (4)			3.56%			3.91%

Net interest margin (5)			4.04%			4.22%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.29			1.16

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General. Our net earnings for the three months ended June 30, 2004, increased to $493,000 or $.24 earnings per basic share and $.22 earnings per diluted share compared to $365,000 or $.28 earnings per basic share and $.26 earnings per diluted share for the three months ended June 30, 2003. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expense.

Net Interest Income. Interest income increased to $2.8 million during the three months ended June 30, 2004, from $2.3 million in 2003. Interest on loans for the three months ended June 30, 2004 increased to $2.7 million from $2.2 million for the three months ended June 30, 2003. The increase in interest on loans was primarily due to an increase in the average balance of loans to $174.1 million, during the three months ended June 30, 2004 compared to $134.8 million, during the three months ended June 30, 2003. This increase was partially offset by a decrease in the average yield earned to 6.13% for the three months ended June 30, 2004 from 6.54% for the three months ended June 30, 2003. Interest on securities increased to $64,000 during the three months ended June 30, 2004 from $32,000 for the three months ended June 30, 2003. The increase in interest income on securities was due to an increase in the average balance of securities from $6.2 million in 2003 to $11.9 million in 2004 and an increase in the average yield earned from 2.05% in 2003 to 2.15% in 2004. Interest on other interest earning assets increased to $22,000 during the three months ended June 30, 2004, from $16,000 during the three months ended June 30, 2003.

Interest expense on interest bearing deposit accounts increased to $666,000 during the three months ended June 30, 2004, compared to $629,000 during the three months ended June 30, 2003. The increase was due to an increase in the average balance of interest bearing deposits to $137.3 million in 2004 from $114.6 million in 2003 due to the opening of additional banking offices in 2002 and 2003, partially offset by a decrease in the average rate paid from 2.20% in 2003 to 1.94% in 2004.

Interest expense on other interest bearing liabilities increased to $116,000 during the three months ended June 30, 2004, compared to $86,000 in 2003. The increase was primarily due to an increase in the average balance of such liability accounts.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

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

The provision for loan losses was $137,000 for the three months ended June 30, 2004 compared to $158,000 for the three months ended June 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,302,000 at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $273,000 in 2004 from $300,000 for the three-months ended June 30, 2003. The decrease is primarily due to a decrease in gains recognized on the sale of loans held for sale which was partially offset by an increase in service charges on deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $1.3 million for the three months ended June 30, 2004 from $1.1 million for the comparable period ended June 30, 2003, primarily due to an increase in employee compensation and benefits of $105,000 due to the opening of a new banking office in 2003.

Income Taxes. Income taxes for the three months ended June 30, 2004, was $285,000 or 36.6% compared to $203,000 or 35.7% for the period ended June 30, 2003.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General. Our net earnings for the six months ended June 30, 2004, increased to $947,000 or $.47 earnings per basic share and $.42 earnings per diluted share compared to $681,000 or $.53 earnings per basic share and $.49 earnings per diluted share for the six months ended June 30, 2003. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $5.4 million during the six months ended June 30, 2004, from $4.4 million in 2003. Interest on loans for the six months ended June 30, 2004 increased to $5.2 million from $4.3 million for the six months ended June 30, 2003. The increase in interest on loans was primarily due to an increase in the average balance of loans to $169.3 million during the six months ended June 30, 2004 compared to $130.8 million during the six months ended June 30, 2003. This was primarily due to the opening of two new banking offices during 2002 and 2003. This increase was partially offset by a decrease in the average yield earned to 6.14% for the six months ended June 30, 2004 from 6.57% for the six months ended June 30, 2003. Interest on securities increased to $110,000 during the six months ended June 30, 2004, from $105,000 for the six months ended June 30, 2003. The increase in interest income on securities was due to an increase in the average balance of securities from $6.8 million in 2003 to $10.0 million in 2004, partially offset by a decrease in the average yield earned from 3.09% in 2003 to 2.21% in 2004. Interest on other interest earning assets increased to $43,000 during the six months ended June 30, 2004, from $30,000 during the six months ended June 30, 2003 primarily due to an increase in the average balance to $11.0 million during the six months ended June 30, 2004 compared to $5.0 million during the six months ended June 30, 2003, partially offset by a decrease in the average yield earned from 1.20% in 2003 to 0.79% in 2004.

Interest expense on interest bearing deposit accounts increased to $1.3 million during the six months ended June 30, 2004, compared to $1.2 million during the six months ended June 30, 2003. The increase was due to an increase in the average balance of interest bearing deposits to $130.3 million in 2004 from $109.8 million in 2003 due to the opening of additional banking offices in 2002 and 2003, partially offset by a decrease in the average rate paid from 2.26% in 2003 to 1.93% in 2004. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

Interest expense on other interest bearing liabilities increased to $253,000 during the six months ended June 30, 2004, compared to $185,000 in 2003. The increase from primarily due to an increase in the average balance of such liability accounts.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

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

The provision for loan losses was $262,000 for the six months ended June 30, 2004 compared to $281,000 for the six months ended June 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,302,000 at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $586,000 in 2004 from $589,000 for the six months ended June 30, 2003. The decrease is primarily due to a decrease in gains recognized on the sale of loans held for sale which was partially offset by an increase in service charges on deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $2.7 million for the six months ended June 30, 2004 from $2.3 million for the comparable period ended June 30, 2003, primarily due to an increase in employee compensation and benefits of $172,000 due to the opening of new banking offices in 2002 and 2003.

Income Taxes. Income taxes for the six months ended June 30, 2004, was $548,000 or 36.7% compared to $381,000 or 35.9% for the period ended June 30, 2003.

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

Item 4. Submission of Matters to Vote a of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of First Community Bank Corporation of America, was held on April 19, 2004, to consider the election of seven directors with terms expiring at the Annual Meeting in 2005 and the ratification of the independent auditors.

At the Annual Meeting 1,486,713 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, their terms, and a summary of the votes cast for each nominee.

	Term Expiring	For	Against	Abstain
Kenneth P. Cherven	2005	1,482,713	4,000	—

Edwin C. Hussemann	2005	1,486,713	—	—

James Macaluso	2005	1,486,713	—	—

David K. Meehan	2005	1,486,713	—	—

Robert G. Menke	2005	1,486,713	—	—

Robert M. Menke	2005	1,486,713	—	—

G. Randaulph Poucher	2005	1,486,713	—	—

The shareholders voted on one other matter-Ratification of independent auditors		1,485,839	437	437

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.	Description of Exhibit
* 3.1	Amended and Restated Articles of Incorporation

* 3.2	Bylaws

* 4.1	Specimen Common Stock Certificate

* 4.3	Warrant Certificate

** 10.1	Employment Agreement of Kenneth P. Cherven

* 10.2	First Amended and Restated Non-Employee Director Stock Option Plan

* 10.3	Long-Term Incentive Plan

* 10.4	Incentive Compensation Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

** 99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.

(b)	Reports on Form 8-K. Registrant filed two Form 8-K’s during the three-month period ended June 30, 2004.

On April 2, 2004, the Company announced the formation of a Tampa region.

On April 16, 2004, the Company released its financial results for the quarter ended March 31, 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: August 13, 2004	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Senior Vice President and Chief Financial Officer