Form 10QSB
period 2004-09-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2004-11-15
CIK 1082564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.08 per share	2,115,397 shares
(class)	Outstanding at October 31, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

FIRST COMMUNITY BANK CORPORATION OF AMERICA

FIRST COMMUNITY BANK CORPORATION OF AMERICA

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$2,018	1,745
Interest-bearing deposits with banks	10,640	1,452

Cash and cash equivalents	12,658	3,197

Securities available for sale	13,241	3,949
Securities held to maturity	1,329	3,477
Loans, net of allowance for loan losses of $2,411 in 2004 and $2,041 in 2003	188,290	160,236
Federal Home Loan Bank stock, at cost	825	1,050
Premises and equipment, net	4,655	4,071
Goodwill	428	428
Foreclosed real estate	6	48
Accrued interest receivable	729	655
Deferred income taxes	580	580
Bank owned life insurance	2,202	2,135
Other assets	1,055	611

	$225,998	180,437

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	35,886	22,445
Savings, NOW and money-market deposits	56,235	43,615
Time deposits	93,220	68,469

Total deposits	185,341	134,529
Federal Home Loan Bank advances	12,000	21,000
Other borrowings	2,511	1,811
Accrued expenses and other liabilities	3,012	2,913

Total liabilities	202,864	160,253

Stockholders’ equity:
Common stock, $.08 par value, 6,250,000 shares authorized, 2,115,397 and 1,993,194 shares issued and outstanding in 2004 and 2003	169	159
Additional paid-in capital	19,374	17,911
Retained earnings	3,619	2,113
Accumulated other comprehensive (loss) income	(28)	1

Total stockholders’ equity	23,134	20,184

	$225,998	180,437

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$2,848	2,264	8,046	6,562
Securities	79	40	189	145
Other interest earning assets	17	20	60	50

Total interest income	2,944	2,324	8,295	6,757

Interest expense:
Deposits	702	591	1,961	1,831
Other borrowings	117	86	370	271

Total interest expense	819	677	2,331	2,102

Net interest income	2,125	1,647	5,964	4,655

Provision for loan losses	119	224	381	505

Net interest income after provision for loan losses	2,006	1,423	5,583	4,150

Noninterest income:
Service charges on deposit accounts	125	147	427	392
Other service charges and fees	24	27	79	75
Income from bank owned life insurance	22	26	67	79
Gain on sale of loans held for sale	14	70	85	218
Other	72	79	185	174

Total noninterest income	257	349	843	938

Noninterest expenses:
Employee compensation and benefits	854	695	2,494	2,163
Occupancy and equipment	145	133	434	367
Data processing	141	102	427	308
Professional fees	53	96	144	138
Office supplies	23	23	66	62
Insurance	34	25	93	71
Advertising	7	6	41	19
Other	121	89	347	295

Total noninterest expenses	1,378	1,169	4,046	3,423

Earnings before income taxes	885	603	2,380	1,665

Income taxes	326	219	874	600

Net earnings	$559	384	1,506	1,065

Earnings per share:
Basic earnings per share	$0.26	0.19	0.74	0.66

Diluted earnings per share	$0.24	0.18	0.66	0.61

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$102	10,477	645	37	11,261

Comprehensive income:
Net earnings (unaudited)	—	—	1,065	—	1,065

Net change in unrealized gain on securities available for sale, net of taxes of $15 (unaudited)	—	—	—	(28)	(28)

Comprehensive income (unaudited)					1,037

Exercise of common stock options (350 shares) (unaudited)	—	4	—	—	4
Sale of common stock (570,000 shares), net of offering costs of $530 (unaudited)	57	7,393	—	—	7,450

Balance at September 30, 2003 (unaudited)	$159	17,874	1,710	9	19,752

Balance at December 31, 2003	$159	17,911	2,113	1	20,184

Comprehensive income:
Net earnings (unaudited)	—	—	1,506	—	1,506
Net change in unrealized gain on securities available for sale, net of taxes of $16 (unaudited)	—	—	—	(29)	(29)

Comprehensive income (unaudited)					1,477

Exercise of common stock options and warrants (122,203 shares) (unaudited)	10	1,407	—	—	1,417
Tax benefit from common stock options exercised (unaudited)	—	56	—	—	56

Balance at September 30, 2004 (unaudited)	$169	19,374	3,619	(28)	23,134

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,506	1,065
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	381	505
Depreciation and amortization	203	232
Net amortization of deferred loan fees	69	51
Income from bank owned life insurance	(67)	(79)
Origination of loans held for sale	(4,382)	(12,633)
Proceeds from sale of loans held for sale	4,782	13,045
Gain on sale of loans held for sale	(85)	(218)
Loss on sale of foreclosed real estate	18	—
Increase in accrued interest receivable	(74)	(21)
Increase in other assets	(444)	(147)
Increase in accrued expenses and other liabilities	171	1,915

Net cash provided by operating activities	2,078	3,715

Cash flows from investing activities:
Purchase of securities available for sale	(9,516)	(3,523)
Principal payments on securities available for sale	179	6,010
Proceeds from maturities and calls of securities available for sale	—	1,500
Purchase of securities held to maturity	—	(5,988)
Proceeds from calls of securities held to maturity	2,000	2,500
Principal payments on securities held to maturity	148	—
Net increase in loans	(28,827)	(26,365)
Purchase of premises and equipment, net	(787)	(246)
Redemption (purchase) of Federal Home Loan Bank stock	225	(75)
Proceeds from sale of foreclosed real estate	32	—

Net cash used in investing activities	(36,546)	(26,187)

Cash flows from financing activities:
Increase in deposits	50,812	12,286
Repayment of Federal Home Loan Bank advances	(20,500)	(11,500)
Proceeds from Federal Home Loan Bank advances	11,500	15,500
Net repayment of line of credit	—	(1,100)
Net increase in repurchase agreements with customers	700	399
Net proceeds from sale of common stock	—	7,450
Proceeds from exercise of stock options and warrants	1,417	4

Net cash provided by financing activities	43,929	23,039

Net increase in cash and cash equivalents	9,461	567

Cash and cash equivalents at beginning of period	3,197	6,394

Cash and cash equivalents at end of period	$12,658	6,961

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,286	2,090

Income taxes	$935	480

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$(29)	(28)

Tax benefit from common stock options exercised	$56	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through September 30, 2004.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations and other data for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired during the nine months ended September 30, 2004 or 2003.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,302	1,695	2,041	1,434
Provision for loan losses	119	224	381	505
Charge-offs	(14)	(34)	(47)	(54)
Recoveries	4	—	36	—

Balance at end of period	$2,411	1,885	2,411	1,885

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2004	2003
Nonaccrual loans	$137	578
Past due ninety days or more, still accruing	—	—

	$137	578

At September 30, 2004 and December 31, 2003 loans held for sale approximated $83,000 and $398,000, respectively and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the five-for-four stock split declared in July, 2003. At September 30, 2004, there were no warrants outstanding. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

		2004			2003
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$559	2,115,397	$0.26	$384	1,990,069	$0.19

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants	—	248,020		—	107,540

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$559	2,363,417	$0.24	$384	2,097,609	$0.18

Nine Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$1,506	2,046,923	$0.74	$1,065	1,612,063	$0.66

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants	—	231,664		—	124,766

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,506	2,278,587	$0.66	$1,065	1,736,829	$0.61

The following options and warrants were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and nine months ended September 30, 2004:
Options	15,000	$22.38	2010-2014
For the three and nine months ended September 30, 2003:
Options	106,250	$12.00	2006
Warrants	112,990	$12.00	2004

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans. In 2000, the Company adopted stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 375,000 (amended), for directors and 312,500 (amended), for employees. At September 30, 2004, no options remain available for grant under the directors’ plan and 91,250 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire up to six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the five-for-four stock split declared in July, 2003 (in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2003	574,562	$8.00-12.00	9.07	5,211
Options granted	15,000	22.38	22.38	336
Options exercised	(12,500)	8.00	8.00	(100)

Options outstanding at September 30, 2004	577,062	$8.00-22.38	9.44	5,447

The Company accounts for their stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation. All per share information has been adjusted to reflect the five-for-four stock split declared in July, 2003 ($in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$559	384	1,506	1,065

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(30)	(21)	(89)	(56)

Proforma net earnings	$529	363	1,417	1,009

Earnings per share:
Basic, as reported	$0.26	0.19	0.74	0.66

Basic, proforma	$0.25	0.18	0.69	0.63

Diluted, as reported	$0.24	0.18	0.66	0.61

Diluted, proforma	$0.22	0.17	0.62	0.58

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2004	2003
Risk-free interest rate	4.93%	4.49%
Dividend yield	—	—
Expected volatility	28%	—
Expected life in years	10	10

Grant-date fair value of each option issued during the period	$11.31	2.60

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	11.35%	8.00%
Tier I capital to risk-weighted assets	10.12%	4.00%
Tier I capital to total assets - leverage ratio	7.78%	4.00%

6.	Commitments. In October, 2004, the Company executed a contract to purchase property for approximately $1.3 million to be used for a future branch site in Tampa, Florida. The Company expects to open the branch in the third quarter of 2005, subject to regulatory approval.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three- and nine- month periods ended September 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of September 30, 2004, the related interim condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2004 and 2003 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
November 10, 2004

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS was incorporated during 2001 and had minimal activity through September 30, 2004.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2004, was from net deposit inflows of approximately $50.8 million, principle repayments and calls of securities of approximately $2.3 million and cash flows from operations of approximately $2.1 million. Cash was used primarily to originate net loans of approximately $28.5 million, to purchase securities of approximately $9.5 million and to repay Federal Home Loan Bank advances of approximately $9.0 million. At September 30, 2004, the Bank exceeded its regulatory liquidity requirements.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$7,178

Unused lines of credit	$16,660

Standby letters of credit	$3,835

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
Average equity as a percentage of average assets	10.50%	9.96%	9.55%
Equity to total assets at end of period	10.24%	11.19%	11.40%
Return on average assets (1)	.97%	.89%	.90%
Return on average equity (1)	9.26%	8.97%	9.39%
Noninterest expenses to average assets (1)	2.61%	2.86%	2.88%
Nonperforming assets as a percentage of total assets at end of period	.06%	.29%	.39%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$183,624	2,848	6.20%	$142,582	2,264	6.35%
Securities	14,573	79	2.17	7,020	40	2.28
Other interest-earning assets (2)	7,355	17.92		7,339	20	1.09

Total interest-earning assets	205,552	2,944	5.73	156,941	2,324	5.92

Noninterest-earning assets	11,767			13,184

Total assets	$217,319			$170,125

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	62,034	184	1.19	44,103	101.92
Time deposits	88,326	518	2.35	72,426	490	2.71

Total interest-bearing deposits	150,360	702	1.87	116,529	591	2.03

Other interest-bearing liabilities (3)	15,192	117	3.08	10,230	86	3.36

Total interest-bearing liabilities	165,552	819	1.98	126,759	677	2.14

Noninterest-bearing liabilities	28,864			23,773
Stockholders’ equity	22,903			19,593

Total liabilities and stockholders’ equity	$217,319			$170,125

Net interest income		$2,125			$1,647

Interest-rate spread (4)			3.75%			3.78%

Net interest margin (5)			4.14%			4.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.24

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$174,142	8,046	6.16%	$134,794	6,562	6.49%
Securities	11,509	189	2.19	6,865	145	2.82
Other interest-earning assets (2)	9,397	60	0.85	5,788	50	1.15

Total interest-earning assets	195,048	8,295	5.67	147,447	6,757	6.11

Noninterest-earning assets	11,521			10,945

Total assets	$206,569			$158,392

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	59,409	384	0.86	37,995	281.99
Time deposits	83,505	1,577	2.52	72,950	1,550	2.83

Total interest-bearing deposits	142,914	1,961	1.83	110,945	1,831	2.20

Other interest-bearing liabilities (3)	16,256	370	3.03	11,627	271	3.11

Total interest-bearing liabilities	159,170	2,331	1.95	122,572	2,102	2.29

Noninterest-bearing liabilities	25,708			20,701
Stockholders’ equity	21,691			15,119

Total liabilities and stockholders’ equity	$206,569			$158,392

Net interest income		$5,964			$4,655

Interest-rate spread (4)			3.72%			3.82%

Net interest margin (5)			4.08%			4.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.23			1.20

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances, repurchase agreements with customers, and the Company’s line of credit.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

General. Our net earnings for the three months ended September 30, 2004, increased to $559,000 or $0.26 earnings per basic share and $0.24 earnings per diluted share compared to $384,000 or $0.19 earnings per basic share and $0.18 per diluted share for the three months ended September 30, 2003. Net earnings increased due to an increase in net interest income, which was partially offset by a decrease in noninterest income and an increase in noninterest expense.

Net Interest Income. Interest income increased to $2.9 million during the three months ended September 30, 2004, from $2.3 million in 2003. Interest on loans for the three months ended September 30, 2004 increased to $2.8 million from $2.3 million for the three months ended September 30, 2003. The increase in interest on loans was primarily due to an increase in the average balance of loans to $183.6 million, during the three months ended September 30, 2004 compared to $142.6 million, during the three months ended September 30, 2003. This increase was partially offset by a decrease in the average yield earned to 6.20% for the three months ended September 30, 2004 from 6.35% for the three months ended September 30, 2003. Interest on securities increased to $79,000 during the three months ended September 30, 2004 from $40,000 for the three months ended September 30, 2003. The increase in interest income on securities was due to a increase in the average balance of securities from $7.0 million in 2003 to $14.6 million in 2004 partially offset by a decrease in the average yield earned from 2.28% in 2003 to 2.17% in 2004. Interest on other interest earning assets decreased to $17,000 during the three months ended September 30, 2004, from $20,000 during the three months ended September 30, 2003.

Interest expense on interest bearing deposit accounts increased to $702,000 during the three months ended September 30, 2004, compared to $591,000 during the three months ended September 30, 2003. The increase was primarily due to an increase in the average balance of interest bearing deposits to $150.4 million in 2004 from $116.5 million in 2003 due to the opening of an additional banking office in 2002 and 2003, partially offset by a decrease in the average rate paid from 2.03% in 2003 to 1.87% in 2004. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts.

Interest expense on other interest bearing liabilities increased to $117,000 during the three months ended September 30, 2004 compared to $86,000 in 2003. The increase was primarily due to an increase in the average balance of such liability accounts.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003, Continued

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

The provision for loan losses was $119,000 for the three months ended September 30, 2004 compared to $224,000 for the three months ended September 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,411,000 at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $257,000 in 2004 from $349,000 for the three- months ended September 30, 2003. The decrease is primarily due to a decrease in gains recognized on the sale of loans held for sale and service charges on deposit accounts.

Noninterest Expense. Total noninterest expense increased to $1.4 million for the three months ended September 30, 2004 from $1.2 million for the comparable period ended September 30, 2003, primarily due to an increase in employee compensation and benefits of $159,000 due to the increase in staff and the opening of a new banking office in 2003.

Income Taxes. Income taxes for the three months ended September 30, 2004, was $326,000 or 36.8% compared to $219,000 or 36.3% for the period ended September 30, 2003.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

General. Our net earnings for the nine months ended September 30, 2004, increased to $1,506,000 or $0.74 earnings per basic share and $0.66 earnings per diluted share compared to $1,065,000 or $.66 earnings per basic share and $.61 earnings per diluted share for the nine months ended September 30, 2003. Net earnings increased due to an increase in net interest income, which was partially offset by a decrease in noninterest income, an increase in noninterest expense and the provision for income taxes.

Net Interest Income. Interest income increased to $8.3 million during the nine months ended September 30, 2004, from $6.8 million in 2003. Interest on loans for the nine months ended September 30, 2004 increased to $8.0 million from $6.6 million for the nine months ended September 30, 2003. The increase in interest on loans was primarily due to an increase in the average balance of loans to $174.1 million during the nine months ended September 30, 2004 when compared to $134.8 million during the nine months ended September 30, 2003. This was primarily due to the opening of two new banking offices during 2002 and 2003. This increase was partially offset by a decrease in the average yield earned to 6.16% for the nine months ended September 30, 2004 from 6.49% for the nine months ended September 30, 2003. Interest on securities increased to $189,000 during the nine months ended September 30, 2004, from $145,000 for the nine month ended September 30, 2003. The increase in interest income on securities was due to an increase in the average balance of securities from $6.9 million in 2003 to $11.5 million in 2004 partially offset by a decrease in the average yield earned from 2.82% in 2003 to 2.19% in 2004. Interest on other interest earning assets increased to $60,000 during the nine months ended September 30, 2004, from $50,000 during the nine months ended September 30, 2003 primarily due to an increase in the average balance of other interest earning assets to $9.4 million during the nine months ended September 30, 2004 from $5.8 million during the nine months ended September 30, 2003.

Interest expense on interest bearing deposit accounts increased to $2.0 million during the nine months ended September 30, 2004, compared to $1.8 million during the nine months ended September 30, 2003. The increase was due to an increase in the average balance of interest bearing deposits to $142.9 million in 2004 from $110.9 million in 2003 due to the opening of additional banking offices in 2002 and 2003, partially offset by a decrease in the average rate paid from 2.20% in 2003 to 1.83% in 2004. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts.

Interest expense on other interest bearing liabilities increased to $370,000 during the nine months ended September 30, 2004, compared to $271,000 in 2003. The increase was primarily due to an increase in the average balance of such liability accounts.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003, Continued

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

The provision for loan losses was $381,000 for the nine months ended September 30, 2004 compared to $505,000 for the nine months ended September 30, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,411,000 at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $843,000 in 2004 from $938,000 for the nine months ended September 30, 2003. The decrease is primarily due to a decrease in gains recognized on the sale of loans held for sale.

Noninterest Expense. Total noninterest expense increased to $4.0 million for the nine months ended September 30, 2004 from $3.4 million for the comparable period ended September 30, 2003, primarily due to an increase in employee compensation and benefits of $331,000 due to the opening of new banking offices in 2002 and 2003.

Income Taxes. Income taxes for the nine months ended September 30, 2004, was $874,000 or 36.7% compared to $600,000 or 36.0% for the period ended September 30, 2003.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: November 15, 2004	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Senior Vice President and Chief Financial Officer