Form 10KSB
period 2004-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2005-03-16
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Shares, 0.08 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The issuer’s revenues for its most recent fiscal year: $12,643,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 1, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $33,179,442.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 1, 2005, the Issuer had 2,115,497 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders filed electronically with the Securities and Exchange Commission on March 18, 2005 are incorporated in Part III of this Form 10-KSB by reference.

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

General

We are a Florida-based unitary savings and loan holding company with one bank subsidiary, First Community Bank of America (“First Community Bank”). Our bank subsidiary has four branch locations in Pinellas and Charlotte Counties. During 2005, we anticipate opening three additional offices, two in Hillsborough County and one in Charlotte County.

We own all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity is the operations of First Community Bank. First Community Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. First Community Lender Services, Inc., was incorporated during 2001 and had minimal activity for the years ended December 31, 2004 and 2003.

Strategy

We see tremendous opportunity to capitalize on the opportunities created by the continuing changing competitive landscape due to mergers and consolidation. These mergers include the acquisitions of:

•	P.C.B. Bancorp, Inc. by Colonial BancGroup, Inc.

•	Madison Bankshares by Whitney Holdings, Inc.

•	SouthTrust Bank by Wachovia Corporation

•	First National Bankshares by Fifth Third Bancorp

We believe that the mergers and consolidation have reduced the levels of personalized services. Even though, typically, the national and regional financial institutions have more products and more locations, they lose that personal service touch that we offer. The most frequent customer complaints we hear about the national and regional institutions are the lack of personalized service and the turnover in personnel, which limits the customer’s ability to develop a relationship with his or her banker. Customers are willing to make a change in order to have that personalized service, and we believe a significant opportunity exists to attract and retain these customers who are dissatisfied with their current banking relationship.

We believe we are unique in the sense that we offer a Regional President and local Regional Board of Directors in each of the counties we serve, all under the same charter. Each Region is operated as a community bank, emphasizing local leadership and local decision-making with Regional Presidents making most major decisions. Our Regional Presidents have loan approval authority, and deposit and loan pricing authority enabling them to provide quicker service and to respond appropriately to their respective markets. Each county’s Regional Board and Regional President are drawn mainly from members of the local business community. We place emphasis on relationship banking so that each customer can identify and establish a comfort level with our bank officers and staff. While a significant portion of our lending effort is concentrated on commercial and professional businesses, we also focus on cross-marketing our deposit products to these borrowers. Many of our retail customers are the principals and employees of our small-and medium-sized business customers.

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

Future Growth

In the next few years, we plan to have sufficient capital on hand to take advantage of growth opportunities either through the acquisition of small banks in identified strategic markets, or through the acquisition of branch sites that may come available in markets we are trying to penetrate. Currently, we have no specific acquisition candidates targeted. During 2005, we anticipate opening three new offices. Two of the offices will be in our newly formed Hillsborough County Region and the third office will be in our Charlotte County Region. The acquisition or formation of banks, the purchase of branch facilities, and the establishment of new branch facilities are subject to regulatory approvals and other requirements. See the “Supervision and Regulation” section for more details regarding the requirements surrounding the acquisition or formation of banks.

First Community Bank of America

First Community Bank, our primary operating subsidiary, is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its offices in Pinellas and Charlotte Counties. As of December 31, 2004, First Community Bank had assets of approximately $242 million, net loans of $206 million and deposits of $201 million. Due to our strong focus on commercial lending, approximately 59 % of our total loans are commercial and 19% of our total deposits are comprised of non-interest bearing checking accounts.

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

Loan Activities. We use our deposits, borrowings and other sources of funds to originate loans. We offer a full range of short- and medium-term commercial, consumer and real estate loans. We generally seek to allocate our loan portfolio as follows: 60% to real estate loans; 20% to consumer loans; and 20% to commercial and industrial loans. Our loan approval process provides for various levels of officer lending authority. When a loan amount exceeds officer lending authority levels, it is reviewed by the loan committee of our Board of Directors, which has ultimate lending authority. The loan committee meets as needed.

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

Construction and Development Loans. Construction and development loans are made on both a pre-sold and speculative basis, and generally have a fixed interest rate. If the borrower has entered into an arrangement to sell the property prior to beginning construction, we consider the loan to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, we consider the loan to be on a speculative basis. We make residential and commercial construction loans to builders and developers, as well as to consumers who wish to build their own homes. As of December 31, 2004, our construction real estate portfolio consists of 35% residential and 65% commercial real estate loans or $13.4 million in construction loans. We limit the term of most construction and development loans to 12 months, although we may structure the payments based on a longer amortization basis. We base speculative loans on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or appraiser inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction loan field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and our ability to administer and control all phases of the construction disbursements. Upon completion of the construction, we typically convert construction loans to permanent loans.

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

Other Services and Products. In addition to the deposit and loan products discussed above, we also provide:

•	Cash management services;

•	Sweep accounts;

•	Telephone banking;

•	Safe deposit boxes;

•	Traveler’s checks;

•	Direct deposit of payroll and social security checks;

•	Deposit pick-up for commercial customers;

•	Online banking/bill payment services;

•	Wire transfers and ACH services;

•	Automatic drafts for various accounts;

•	1031 Exchange Services;

•	Certificate of Deposit Account Registry Service (CDARS)

•	Debit cards; and

•	VISA® and MasterCard® credit card services through our correspondent banks.

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

Our asset/liability mix is monitored on a regular basis with a quarterly report detailing interest-sensitive assets and interest-sensitive liabilities. The objective of this policy is to control interest-sensitive assets and liabilities in order to minimize the impact of substantial movements in interest rates on our earnings.

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

While a significant portion of our lending effort is concentrated on commercial and professional businesses, emphasis is also placed on generating a significant amount of consumer business. Many of our consumer customers are the principals and employees of our small and medium-sized business customers. We believe in old-fashioned “relationship banking,” where each customer can identify and establish a comfort level with our bank officers. We intend to continue to develop our consumer business with individuals who appreciate a high level of personal service, contact with their loan officer and responsive decision-making. Most of our business is developed through our loan officers and members of our board of directors and by pursuing an aggressive strategy of calling on customers and potential customers throughout our principal market areas.

First Community Lender Services, Inc.

First Community Lender Services, Inc. was incorporated in 2001 as a wholly owned subsidiary of First Community. First Community Lender Services was originally established to network with title insurance vendors. In November 2004, 1031 Exchange services were added. A 1031 Exchange allows customers to sell an investment property/properties and defer any capital gains taxes by purchasing a “like-kind” replacement property/properties within a certain time frame under Section 1031 of the Internal Revenue Code. First Community Lender Services has had little activity to date.

Information About Our Primary Markets

We currently consider our primary market areas to be Pinellas, Hillsborough, and Charlotte Counties. Pinellas County, located on Florida’s Gulf Coast, is a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east. In 2003, Pinellas County estimated its population at approximately one million. In 2002, it was the fifth most populous county in Florida. The City of St. Petersburg is located in southeast Pinellas County. Top key business segments in Pinellas County are services industries, light manufacturing and financial services. Pinellas County has received the “Successful Community Award” for creating a special metropolitan region by improving housing, expanding recreational opportunities and protecting the environment. Hillsborough County is located midway along the west coast of Florida and is contiguous with Pinellas County and, as of 2003, estimated its population at 1,083,520. The City of Tampa is the largest city in Hillsborough County and is the third most populous city in Florida. Hillsborough’s key business segments include tourism, agriculture, construction, finance, health care, government, and technology. Charlotte County is located between Lee County (Fort Myers) and Sarasota County in Southwest Florida on the Gulf of Mexico. It is about 100 miles south of St. Petersburg. Charlotte County estimated its population in 2003 at 151,994. Charlotte County’s top two business segments are service industries and construction. In 2002, the Men’s Journal named it one of “50 Best Places To Live,” Florida Tread recognized the Punta Gorda area in a 2001 article on “Small Town Gems.” Charlotte County has received similar recognition every year since 1997.

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

Personnel

First Community has no employees of its own and operates using employees of First Community Bank. First Community Bank currently employs 53 full-time personnel and 7 part-time persons.

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

Our tangible capital, core capital, and risk-based capital ratios at December 31, 2004, were 7.79%, 7.79%, and 11.10%, respectively.

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

At December 31, 2004, we met each of our capital requirements. See Note 11 to the consolidated financial statements for a summary of the regulatory capital levels and percentages.

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

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires a savings institution to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. The definition of portfolio assets has recently been amended to include the small business loans upon which we focus. As of December 31, 2004, we exceeded the QTL test, maintaining approximately 95% of our portfolio assets in qualified thrift investments.

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

Federal Home Loan Bank System. We are a member of the Federal Home Loan Bank system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-Atlanta, we are required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 4.5% of our advances (borrowings) from the FHLB-Atlanta plus 8% of certain assets sold to the FHLB-Atlanta. We are in compliance with this requirement. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2004, dividends paid by the FHLB-Atlanta to First Community Bank amounted to approximately $30,000, at a yield of 3.78% of our pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, our consolidated net interest income might also be reduced. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock we hold will not decrease as a result of any new legislation.

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $40.6 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,218,000 plus 10% of accounts in excess of $40.6 million. The first $6.6 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. We are in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Act”). The Securities and Exchange Commission (“SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase our operating expenses. The effective date of the application of the provision of Section 404 of the Act concerning internal control compliance reporting for non-accelerated filers such as First Community has been extended to the first fiscal year ending on or after July 15, 2006.

Item 2. Description of Property.

We own our corporate headquarters, which also serves as our Mid-County office. Our headquarters is located at 9001 Belcher Road, Pinellas Park, Florida 33782 and consists of a 7,200 square foot, two-story stand alone building. The facility has three drive-through lanes and an ATM machine.

In addition to our headquarters, we currently have three branch offices: St. Petersburg, Largo and Port Charlotte. We own our St. Petersburg office which consists of a 7,400 square foot, single story facility, with two drive-through lanes and an ATM machine. We also own our Port Charlotte office, which is located in a stand-alone building consisting of approximately 4,000 square feet. The Port Charlotte office has two drive-through lanes. We lease our Largo office which consists of a 2,000 square foot single story, stand alone facility with one drive through lane. During 2005, we will open two new offices in Hillsborough County and one new office in Charlotte County. The South Shore office in Hillsborough County is a leased facility, which consists of 3,227 square feet and is scheduled to open March 15, 2005. The West Shore office in Hillsborough County will be a two-story, 6,000 square foot building and is scheduled to open in the fourth quarter of 2005. The Deep Creek office in Charlotte County will be a two-story, 7,400 square foot building and is anticipated to open in the fourth quarter of 2005.

We operate a loan production facility in Englewood, Florida which is leased. The loan production facility consists of a 1,000 square foot storefront location.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On September 4, 2003, our stock began trading on The NASDAQ SmallCap Market under the symbol “FCFL.” As of March 1, 2005, there were 192 registered holders of common stock of the Company and approximately 456 street name holders. On March 15, 2005, we paid a stock dividend in common stock equal to 5% of the outstanding shares to shareholders of record as of the close of business on March 1, 2005.

On March 1, 2005, the closing sales price of our common stock was $25.64. At December 31, 2004, the closing sales price of our stock was $29.00.

	Calendar Years
	2004		2003
	Low$	High$	Low$	High$
	(Per share)		(Per share)
First Quarter*	13.64	21.71	—	—
Second Quarter*	18.10	24.28	—	—
Third Quarter*	18.95	21.43	14.76	15.24
Fourth Quarter*	20.71	29.05	13.62	15.00

*	Adjusted for stock dividends in 2003 and reflects the 5% stock dividend paid on March 15, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options**	Weighted-average exercise price of outstanding options**	Number of securities remaining available for future issuance under equity compensation plans* **
Equity compensation plans approved by security holders	605,810	$8.99	97,217
Equity compensation plans not approved by security holders	—	—	—

Total	605,810	$8.99	97,217

*	Excludes securities reflected in first column.
**	Reflects the 5% stock dividend paid on March 15, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

SUMMARY CONSOLIDATED FINANCIAL DATA

The following summary financial data for the years ended December 31, 2004, 2003 and 2002, is derived from our financial statements and other data. The selected financial data should be read in conjunction with our financial statements, including the financial statement notes included elsewhere herein. Net loans are stated net of unearned income. Earnings per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents from stock options as required. Book value per share excludes the effect of any outstanding stock options.

	At or for the year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$241,806	$180,437	$147,255
Cash and cash equivalents	9,738	3,197	6,394
Securities available for sale	13,032	3,949	8,053
Securities held to maturity	1,775	3,477	509
Loans, net	205,789	160,236	123,932
Deposit accounts	200,718	134,529	120,632
Stockholders’ equity	23,618	20,184	11,261

Selected Operating Data:
Total interest income	$11,562	$9,211	$8,288
Total interest expense	3,212	2,792	3,366
Net interest income	8,350	6,419	4,922
Provision for loan losses	605	668	543
Net interest income after provision for loan losses	7,745	5,751	4,379
Non-interest income	1,081	1,248	736
Non-interest expenses	5,620	4,700	3,921
Net earnings	2,023	1,468	753

Per Share Data(1):
Basic earnings per share	$.93	$.82	$.56
Diluted earnings per share	.84	.76	.54
Book value per share	10.63	9.65	8.40

Performance Ratios:
Return on average assets (R.O.A.)	0.94%	0.89%	0.56%
Return on average equity (R.O.E.)	9.15%	8.98%	6.92%
Dividend payout ratio	—	—	—
Equity to Assets	9.77	11.19	7.65
Interest-rate spread during the period	3.64	3.90	3.47
Net interest margin	4.13	4.21	3.89
Non-interest expense to average assets	2.62	2.86	2.92

Other Ratios and Data:
Average equity to average assets	10.32%	9.96%	8.09%
Allowance for loan losses to total loans	1.27	1.26	1.14
Net charge-offs to average loans	(0.00)	(0.04)	(0.07)
Non-performing loans to total loans	0.04	0.30	0.24
Allowance for loan losses to non-performing loans	3,300.00	425.21	470.16
Non-performing loans and foreclosed real estate as a percentage of total assets	0.05	0.29	0.21
Total number of full-service banking offices	4	4	3

(1)	All per share amounts have been adjusted to reflect the 5% stock dividend paid March 15, 2005 and the five-for-four stock split paid on July 21, 2003.

Management’s Discussion and Analysis

or Plan of Operation

General

We own all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity is the operations of the First Community Bank. First Community Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. First Community Bank Lender Services, Inc., was incorporated during 2001 and had minimal activity for the years ended December 31, 2004 and 2003. The following is a description of the significant accounting policies which we follow in preparing and presenting our consolidated financial statements.

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

We have not substantially changed any aspect of our overall approach in the determination of the allowance for loan losses since January 1, 2004. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the allowance during 2004.

Loans

We believe that general economic conditions in our primary service areas, including the real estate market, continue to be healthy due to the growth in the areas’ population and demand for real estate property and personal services. Accordingly, we have experienced continued demand for consumer and commercial loans in 2004 as net loans increased $45.6 million, or 28.4%, to $205.8 million at December 31, 2004. Commercial loan activity is focused on seasonal working capital loans and commercial real estate term loans. At December 31, 2004 and 2003, we had non-accrual loans with a balance of $80,000 and $480,000, respectively.

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

The following table presents various categories of loans contained in our loan portfolio and the total amount of all loans at December 31 for the years indicated.

	December 31,
Type of Loan	Amount 2004	Percent of Loans in Each Category to Total Loans 2004	Amount 2003	Percent of Loans in Each Category to Total Loans 2003	Amount 2002	Percent of Loans in Each Category to Total Loans 2002	Amount 2001	Percent of Loans in Each Category to Total Loans 2001	Amount 2000	Percent of Loans in Each Category to Total Loans 2000
	($ in thousands)
Residential mortgage loans	$44,147	21.2%	$39,783	24.5%	$38,568	30.7%	$35,964	39.9%	$32,095	52.2%
Commercial real estate loans	97,849	46.9	69,507	42.8	51,443	41.0	32,840	36.5	15,508	25.2
Commercial loans	24,322	11.6	21,502	13.2	14,103	11.3	8,983	10.0	6,274	10.2
Installment loans	42,335	20.3	31,578	19.5	21,391	17.0	12,249	13.6	7,658	12.4

Subtotal	$208,653	100.0%	$162,370	100.0%	$125,505	100.0%	$90,036	100.0%	$61,535	100.0%

Deduct:
Allowance loan losses	(2,640)		(2,041)		(1,434)		(961)		(525)
Net deferred loan fees	(224)		(93)		(139)		(84)		(64)

Net loans	$205,789		$160,236		$123,932		$88,991		$60,946

The following is an analysis of maturities of our loans as of December 31, 2004 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Residential mortgage loans	$11,873	$7,146	$25,128	$44,147
Commercial real estate loans	10,790	26,349	60,710	97,849
Commercial loans	12,963	9,781	1,578	24,322
Installment loans	4,579	34,724	3,032	42,335

Total	$40,205	$78,000	$90,448	$208,653

All loans are recorded according to original terms and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2004, the amount of loans due after one year with fixed interest rates totaled approximately $50.4 million, while the amount of loans due after one year with floating interest rates totaled approximately $118.0 million. We generally do not make fixed-rate loans with maturities longer than five years.

At December 31, 2004, 2003, 2002, 2001 and 2000 non-accrual loans were as follows (in thousands) for the years indicated:

	At December 31,
	2004	2003	2002	2001	2000
Residential mortgage loans	$57	$480	$232	$182	—
Commercial real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—
Installment loans	23	—	73	24	—

Total non-accrual loans	$80	$480	$305	$206	—

At December 31, 2004, 2003, 2002, 2001 and 2000 there were no loans which would be defined as troubled debt restructurings or past due ninety days or more and still accruing.

An analysis of our allowance for loan losses and loan loss experience (charge-offs and recoveries) is furnished in the following table:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$2,041	$1,434	$961	$525	$353

Charge-offs:
Consumer	(54)	(6)	(26)	(8)	(9)
Commercial	(2)	(25)	(57)	(144)	—
Residential	0	(30)	—	—	(57)
Recoveries:
Consumer	14	—	—	—	16
Commercial	—	—	—	38	—
Residential	36	—	13	1	—

Net charge-offs	(6)	(61)	(70)	(113)	(50)
Provision for losses charged to operations	605	668	543	549	222

Balance at end of period	$2,640	$2,041	$1,434	$961	$525

Asset Quality Ratios
Net charge-offs to average loans	(0.00)%	(0.04)%	(0.07)%	(0.16)%	(0.10)%
Allowance for loan losses to total loans	1.27	1.26	1.14	1.07	0.85
Allowance for loan losses to non-performing loans	3,300.00	425.21	470.16	466.50	—
Non-performing loans to total loans	0.04	0.30	0.24	0.23	—
Non-performing loans to total assets	0.03	0.27	0.21	0.19	—

At December 31 the allowance for possible credit losses were generally allocated as follows for the years indicated:

	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	($ in thousands)
Residential mortgage loans	$238	21.2%	$196	24.5%	$175	30.7%	$174	39.9%	$169	52.2%
Commercial real estate loans	1,251	46.9	907	42.8	676	41.0	450	36.5	159	25.2
Commercial loans	699	11.6	426	13.2	263	11.3	156	10.0	84	10.2
Installment loans	452	20.3	512	19.5	320	17.0	181	13.6	113	12.4

Total	$2,640	100.0%	$2,041	100.0%	$1,434	100.0%	$961	100.0%	$525	100.0%

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

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2004, 2003 and 2002 the carrying value of our investments:

	December 31,
Investment Category	2004	2003	2002
	($ in thousands)
Available for sale:
U.S. treasury securities	$3,474	$—	$—
U.S. government agency securities	8,432	3,542	1,508
Mortgage-backed securities	1,126	321	462
Collateralized mortgage obligations	—	86	6,083

Total	$13,032	$3,949	$8,053

Held to maturity:
U.S. Government agency securities	$1,000	$3,477	$509
Mortgage-backed securities	775	—	—

Total	$1,775	$3,477	$509

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio ($ in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:
U.S. Treasury Securities	$1,495	1.70%	$1,979	2.74%	$—	—%	$—	—%	$3,474	2.29%
U.S. Government agency securities	1,485	1.64%	5,936	2.35%	1,011	2.67%	—	—	8,432	2.26%

	$2,980	1.67%	$7,915	2.45%	$1,011	2.67%	$—	—%

Mortgage-backed Securities									1,126	3.94%

Total									$13,032	2.41%

Held to Maturity:
U.S. Government agency securities	$500	1.52%	$500	3.50%	$—	—%	$—	—%	$1,000	2.51%

Mortgage-backed Securities									775	3.54%

Total									$1,775	2.96%

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

Dividends. There are statutory and regulatory limitations on the payment of dividends by this subsidiary. The ability of First Community Bank to pay a dividend to us is governed by the OTS’ capital distribution regulation. This regulation and First Community Bank’s ability to pay dividends to us, is addressed in the sections entitled “Regulation and Supervision” and “Dividends.”

Management regularly reviews our liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and borrowings from the Federal Home Loan Bank. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. We maintain lines of credit at SunTrust Bank and at the Bankers Bank upon which we can draw up to $7.5 million. The line of credit at SunTrust Bank is secured by our common stock. There was no balance drawn on that line of credit as of December 31, 2004. The line of credit at the Bankers Bank is unsecured and had no funds drawn at year end. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

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

Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $200.7, $134.5 and 120.6 million at December 31, 2004, 2003, and 2002. Most of the $66.2 million increase in deposits since December 31, 2003, was attributable to strong growth in non-interest deposits savings and money market accounts as management directed a conscious effort to attract deposits from commercial business relationships. The funding requirements for loans have continued to increase in 2004, from 2003 levels. Net loans have increased $45.6 million during the period from December 31, 2003, to December 31, 2004. Management anticipates that a stable base of deposits will be our primary source of funding to meet both its short-term and long-term liquidity needs in the future.

The following table presents, for the years ended December 31, 2004, 2003 and 2002 the average amount of, and average rate paid on, each of the following deposit categories

	Average Amount			Average Rate Paid
Deposit Category	2004	2003	2002	2004	2003	2002
	($ in thousands)
Non-interest bearing demand	$34,003	$16,156	$12,668	—%	—%	—%
Savings, NOW and money market deposits	52,822	44,851	30,057	1.02	0.87	1.61
Time deposits	86,162	71,531	67,875	2.54	2.76	3.75

Total	$172,987	$132,538	$110,600	1.58%	1.79%	2.74%

The following table indicates the amount of outstanding time certificates of deposit of $100,000 or more and their respective maturities as of December 31:

	2004	2003	2002
	(In thousands)
3 months or less	$10,845	$11,947	$11,163
3-12 months	12,446	9,988	13,686
1-3 years	18,355	5,503	5,342
Over 3 years	1,432	1,297	1,159

Total	$43,078	$28,735	$31,350

Borrowings. To date First Community Bank has relied on deposits, proceeds from sales of its loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as its major sources of funding. As of December 31, 2004, First Community Bank held repurchase agreements, which are used as sweep account for commercial customers, of approximately $1.1 million. In the future, First Community Bank also will rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet the demand for loans, First Community Bank has the ability to seek a portion of the needed funds through loans (advances) from the FHLB where it currently has the ability to borrow up to $30 million. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2004, 2003 and 2002 are set forth in the table below ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate		At December 31,
			2004	2003	2002
2003	1.44%		$—	$—	$2,000
2003	2.95		—	—	2,000
2004	5.93		—	1,000	1,000
2004	3.86		—	1,000	1,000
2004	1.15		—	6,000	—
2004	1.32		—	2,000	—
2005	4.54		1,000	1,000	1,000
2005	1.94		1,000	1,000	—
2006	2.48		2,000	2,000	—
2007	3.66	(1)	2,000	2,000	2,000
2007	3.34		2,000	2,000	—
2008	4.14		2,000	2,000	—
2009	3.71		1,000	—	—
2012	3.93	(2)	1,000	1,000	1,000

			$12,000	$21,000	$10,000

(1)	FHLB has call option in July 2005
(2)	FHLB has call option in January 2005

Interest Sensitivity

The following is a combined maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2004.

	0-90 Days	91-365 Days	Over 1 Year to 5 Years	Over 5 Years to Ten Years	Over Ten Years	Total
	($ in thousands)
Interest earning assets:
Interest-bearing deposits with banks	$7,320	$285	335	$—	$—	$7,940
Investment securities(1)	1,997	3,987	7,301	—	1,522	14,807
Loans	79,191	19,680	94,549	2,431	12,802	208,653
Federal Home Loan Bank Stock	898	—	—	—	—	898

Total rate-sensitive assets	$89,406	$23,952	$102,185	$2,431	$14,324	$232,298

Savings, NOW and Money Market Deposits	68,909	—	—	—	—	68,909
Time Deposits	17,099	33,134	44,321	—	—	94,554
Other borrowings(1)	2,122	4,000	7,000	—	—	13,122

Total rate sensitive liabilities	$88,130	37,134	$51,321	$—	$—	$176,585

Interest sensitivity gap:
Sensitive assets less rate sensitive liabilities	1,276	(13,182)	50,864	2,431	$14,324	$55,713

Cumulative Gap	$1,276	$(11,906)	$38,958	$41,389	$55,713

(1)	Investments and Federal Home Loan Bank Advances are scheduled through call dates

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

At December 31, 2004, we had $113.4 million in interest sensitive assets compared to $125.3 million in interest sensitive liabilities that will mature or re-price within a year.

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

Average Balance, Interest and Average Yields and Costs

The following is an analysis of the net interest earnings for the years ended December 31, 2004, 2003 and 2002 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities.

For purposes of these analyses, non-accruing loans, if any, are included in the average balances.

	For the Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
ASSETS:
Earning assets:
Loans(1)	$179,279	$11,165	6.23%	$139,572	$8,960	6.42%	$106,375	$7,568	7.11%
Securities(2)	12,089	277	2.29	7,034	193	2.74	10,894	575	5.28
Other interest earnings assets	10,690	120	1.12	5,775	58	1.00	9,356	145	1.55

Total earning assets	202,058	11,562	5.72	152,381	9,211	6.04	126,625	8,288	6.55

Non-earning assets	12,325			11,823			7,877

Total Assets	$214,383			$164,204			$134,502

LIABILITIES:
Interest-bearing liabilities:
Savings NOW and money market	$52,822	$544	1.03	$44,851	$390.87		$30,057	$483	1.61
Time Deposits	86,162	2,190	2.54	71,531	1,976	2.76	67,875	2,544	3.75

Total Interest Bearing Deposits	138,984	2,734	1.97	116,382	2,366	2.03	97,932	3,027	3.09
Other borrowings(3)	15,674	478	3.05	14,212	426	3.00	11,504	339	2.95

Total interest-bearing liabilities	154,658	3,212	2.08	130,594	2,792	2.14	109,436	3,366	3.08

Non interest-bearing liabilities	37,606			17,262			14,189
Stockholders’ equity	22,119			16,348			10,877

Total liabilities and equity	$214,383			$164,204			$134,502

Net interest income		$8,350			$6.419			$4,922

Interest-rate spread(4)			3.64%			3.90%			3.47%

Net interest margin(5)			4.13%			4.21%			3.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.31			1.17			1.16

(1)	Balances are net of deferred loan origination costs, un-disbursed proceeds of construction loans in process, and include non-performing loans.
(2)	Yields on securities available for sale are based on average amortized cost.
(3)	Other borrowings include Federal Home Loan Bank Advances, repurchase agreements with customers and First Community’s line of credit.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earnings assets and the weighted-average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables set forth certain information regarding changes in interest income and interest expense for the period indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2004 Compared to 2003 Increase (Decrease) Due to (In thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$(265)	$2,549	$(79)	$2,205
Securities	(32)	139	(23)	84
Other interest-earning assets	7	49	6	62

Total increase (decrease) in interest income	$(290)	$2,737	$(96)	$2,351

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	67	69	18	154
Time deposits	(157)	404	(33)	214
Other borrowings	7	44	1	52

Total increase (decrease) in interest expense	(83)	517	(14)	420

Net change in net interest income	$(207)	$2,220	$(82)	$1,931

	Year Ended December 31, 2003 Compared to 2002 Increase (Decrease) Due to (In thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$(739)	$2,362	$(231)	$1,392
Securities	(276)	(204)	98	(382)
Other interest-earning assets	(52)	(55)	20	(87)

Total increase (decrease) in interest income	$(1,067)	$2,103	$(113)	$923

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	(222)	238	(109)	(93)
Time deposits	(669)	137	(36)	(568)
Other borrowings	6	80	1	87

Total increase (decrease) in interest expense	(885)	455	(144)	(574)

Net change in net interest income	$(182)	$1,648	$31	$1,497

Comparison of the Years Ended December 31, 2004 and 2003

General. Our net earnings for the year ended December 31, 2004, increased to $2.0 million or $0.93 earnings per basic share and $0.84 earnings per diluted share compared to $1.5 million or $0.82 earnings per basic share and $0.76 earnings per diluted share for the year ended December 31 2003. Net earnings increased due to an increase in net interest income, which was partially offset by decrease in non-interest income, an increase in non-interest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $11.6 million during the year ended December 31, 2004, from $9.2 million in 2003. Interest on loans for the year ended December 31, 2004 increased to $11.2 million from $9.0 million for the year ended December 31, 2003. The increase in interest on loans was primarily due to an increase in the average balance of loans during the year ended December 31, 2004 when compared the year ended December 31, 2003. This was primarily due to the opening of two new banking offices during 2002 and 2003. This increase was partially offset by a decrease in the average yield earned for the year ended December 31, 2004 when compared to 2003. Interest on securities increased to $277,000 during the year ended December 31, 2004, from $193,000 for the year ended December 31, 2003. The increase in interest income on securities was due to an increase in the average balance of securities in 2004 when compared to 2003 partially offset by a decrease in the average yield earned in 2004 when compared to 2003. Interest on other interest earning assets increased to $120,000 during the year ended December 31, 2004, from $58,000 during the year ended December 31, 2003 due to an increase in the average balance and average yield earned in 2004.

Interest expense on interest bearing deposit accounts increased to $2.7 million during the year ended December 31, 2004, compared to $2.4 million during the year ended December 31, 2003. The increase was due to an increase in the average balance of interest bearing deposits in 2004 due to the opening of additional banking offices in 2002 and 2003 which was partially offset by a decrease in the average rate paid on deposit accounts. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

Interest expense on other interest bearing liabilities increased to $426,000 during the year ended December 31, 2004, compared to $478,000 in 2003. The increase was primarily due to an increase in the average balance of such liability accounts.

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

The provision for loan losses was $605,000 for the year ended December 31, 2004 compared to $668,000 for the year ended December 31, 2003. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,640,000 at December 31, 2004. While management believes that its allowance for loan losses is adequate as of December 31, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Non-interest Income. Non-interest income decreased to $1,081,000 in 2004 from $1,248,000 for the year ended December 31, 2003. The decrease is primarily due to a decrease in gains recognized on the sale of loans held for sale.

Non-interest Expense. Total non-interest expense increased to $5.6 million for the year ended December 31, 2004 from $4.7 million for the comparable period ended December 31, 2003, primarily due to an increase in employee compensation and benefits of $591,000 due to the opening of new banking offices in 2002 and 2003.

Income Taxes. Income taxes for the year ended December 31, 2004, was $1,183,000 or 36.9% compared to $831,000 or 36.1% for the year ended December 31, 2003.

Comparison of the Years Ended December 31, 2003 and 2002

General. Our net earnings for the year ended December 31, 2003, increased to $1.5 million or $.82 earnings per basic share and $.76 earnings per diluted share compared to $753,000 or $.56 earnings per basic share and $.54 earnings per diluted share for the year ended December 31 2002. Net earnings increased due to an increase in net interest income and non-interest income, which was partially offset by an increase in non-interest expenses and the provision for income taxes.

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

Item 7. Financial Statements

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

St. Petersburg, Florida:

We have audited the accompanying consolidated balance sheets of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 14, 2005

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2004	2003
Assets

Cash and due from banks	$2,513	1,745
Interest-bearing deposits with banks	7,225	1,452

Cash and cash equivalents	9,738	3,197

Other interest-bearing deposits with banks	715	—
Securities available for sale	13,032	3,949
Securities held to maturity	1,775	3,477
Loans, net of allowance for loan losses of $2,640 in 2004 and $2,041 in 2003	205,789	160,236
Federal Home Loan Bank stock, at cost	898	1,050
Premises and equipment, net	5,241	4,071
Goodwill	428	428
Foreclosed real estate	49	48
Accrued interest receivable	811	655
Deferred income taxes	849	580
Bank owned life insurance	2,224	2,135
Other assets	257	611

	$241,806	180,437

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	37,255	22,445
Savings, NOW and money-market deposits	68,909	43,615
Time deposits	94,554	68,469

Total deposits	200,718	134,529

Federal Home Loan Bank advances	12,000	21,000
Other borrowings	1,122	1,811
Accrued expenses and other liabilities	4,348	2,913

Total liabilities	218,188	160,253

Commitments (Notes 4 and 13)
Stockholders’ equity:
Common stock, $0.08 par value, 6,250,000 shares authorized, 2,115,497 and 1,993,194 shares issued and outstanding in 2004 and 2003	169	159
Additional paid-in capital	19,374	17,911
Retained earnings	4,136	2,113
Accumulated other comprehensive income (loss)	(61)	1

Total stockholders’ equity	23,618	20,184

	$241,806	180,437

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003
Interest income:
Loans	$11,165	8,960
Securities	277	193
Other interest earning assets	120	58

Total interest income	11,562	9,211

Interest expense:
Deposits	2,734	2,366
Other borrowings	478	426

Total interest expense	3,212	2,792

Net interest income	8,350	6,419

Provision for loan losses	605	668

Net interest income after provision for loan losses	7,745	5,751

Noninterest income:
Service charges on deposit accounts	544	532
Other service charges and fees	115	102
Income from bank owned life insurance	89	102
Gain on sale of loans held for sale	102	258
Other	231	254

Total noninterest income	1,081	1,248

Noninterest expenses:
Employee compensation and benefits	3,532	2,941
Occupancy and equipment	586	518
Data processing	567	429
Professional fees	192	206
Office supplies	109	90
Insurance	125	103
Advertising	49	27
Other	460	386

Total noninterest expenses	5,620	4,700

Earnings before income taxes	3,206	2,299

Income taxes	1,183	831

Net earnings	$2,023	1,468

Earnings per share:
Basic earnings per share	$.93	.82

Diluted earnings per share	$.84	.76

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at December 31, 2002	$102	10,477	645	37	11,261

Comprehensive income:
Net earnings	—	—	1,468	—	1,468
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	(36)	(36)

Comprehensive income					1,432

Exercise of stock options (350 shares)	—	4	—	—	4
Exercise of stock warrants (3,125 shares)	—	37	—	—	37
Sale of common stock (570,000 shares) net of offering costs of $530	57	7,393	—	—	7,450

Balance at December 31, 2003	159	17,911	2,113	1	20,184

Comprehensive income:
Net earnings	—	—	2,023	—	2,023
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	(62)	(62)

Comprehensive income					1,961

Exercise of stock options (12,600 shares)	1	100	—	—	101
Exercise of stock warrants (109,703 shares)	9	1,307	—	—	1,316
Tax benefit from stock options exercised	—	56	—	—	56

Balance at December 31, 2004	$169	19,374	4,136	(61)	23,618

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$2,023	1,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	605	668
Depreciation and amortization	257	236
Net amortization of deferred loan fees and costs	112	102
Income from bank owned life insurance	(89)	(102)
Loss (gain) on sale of foreclosed real estate	22	(9)
Origination of loans held for sale	(5,477)	(13,336)
Proceeds from sale of loans held for sale	5,814	14,196
Gain on sale of loans held for sale	(102)	(258)
Increase in accrued interest receivable	(156)	(57)
Decrease (increase) in other assets	354	(275)
Deferred income tax credit	(269)	(270)
Increase (decrease) in accrued expenses and other liabilities	1,528	(61)

Net cash provided by operating activities	4,622	2,302

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(715)	—
Purchase of securities available for sale	(10,374)	(3,519)
Principal payments on securities available for sale	192	6,066
Proceeds from calls and maturities of securities available for sale	1,000	1,500
Principal payments on securities held to maturity	202	14
Purchase of securities held to maturity	(500)	(6,495)
Proceeds from calls of securities held to maturity	2,000	3,513
Net increase in loans	(46,560)	(37,809)
Purchase of premises and equipment, net	(1,427)	(270)
Proceeds from sale of foreclosed real estate	32	94
Redemption (purchase) of Federal Home Loan Bank stock	152	(425)

Net cash used in investing activities	(55,998)	(37,331)

Cash flows from financing activities:
Increase in deposits	66,189	13,897
Proceeds from Federal Home Loan Bank advances	1,000	15,000
Principal payments on Federal Home Loan Bank advances	(10,000)	(4,000)
Repayment of line of credit	—	(1,100)
Net (decrease) increase in other borrowings	(689)	544
Proceeds from sale of common stock, net	—	7,450
Proceeds from exercise of stock options	101	4
Proceeds from exercise of stock warrants	1,316	37

Net cash provided by financing activities	57,917	31,832

Net increase (decrease) in cash and cash equivalents	6,541	(3,197)
Cash and cash equivalents at beginning of year	3,197	6,394

Cash and cash equivalents at end of year	$9,738	3,197

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,266	2,758

Income taxes	$1,265	1,411

Noncash transactions:
Transfer from loans to foreclosed real estate	$55	133

Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$(62)	(36)

Tax benefit from stock options exercised	$56	—

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003 and for the Years Then Ended

(1)	Description of Business and Summary of Significant Accounting Policies

Organization. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County, Florida. FCLS had minimal activity for the years ended December 31, 2004 and 2003. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of the Holding Company, the Bank and FCLS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks.

The Bank is required by law or regulation to maintain cash reserves in accounts with other banks. The reserve balances at December 31, 2004 and 2003 were approximately $787,000 and $306,000, respectively.

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

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $163,000 and $398,000 of loans held for sale at December 31, 2004 and 2003, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans, (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the Loan Officer, Loan Review, Loan Committee or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 2% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% and 50% on substandard and doubtful loans the loans are individually reviewed for any addition reserve that may be necessary. All other loans, graded pass are multiplied by an historical industry experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

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

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure, is initially recorded at the lower of fair value or the loan balance plus acquisition costs at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.

Premises and Equipment. Land is stated at cost. Buildings, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each type of asset or lease term, if shorter.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Goodwill. Goodwill resulted from the initial acquisition of the Bank’s common stock by the Holding Company on December 4, 1995.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill during the years ended December 31, 2004 or 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All per share information has been restated to reflect the 5% stock dividend declared in February, 2005 and the five-for-four stock split declared in July, 2003 (in thousands, except per share amounts).

	Year Ended December 31,
	2004	2003
Net earnings, as reported	$2,023	1,468
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(99)	(77)

Proforma net earnings	$1,924	1,391

Earnings per share:
Basic, as reported	$.93	.82

Basic, proforma	$.89	.77

Diluted, as reported	$.84	.76

Diluted, proforma	$.79	.72

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Year Ended December 31,
	2004	2003
Risk-free interest rate	4.93%	4.49%
Dividend yield	—	—
Expected volatility	9.27%	—
Expected life in years	10	10

Per share grant-date fair value of options issued during the year	$8.25	2.48

(continued)

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

Other Interest-Bearing Deposits with Banks. The carrying value of other interest-bearing deposits with bank approximates their fair value.

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

Federal Home Loan Bank Stock. The carrying amount of the Federal Home Loan Bank stock approximates its fair value.

Accrued Interest Receivable. The carrying amount of accrued interest receivable approximates its fair value.

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

Borrowed Funds. The carrying amounts of other borrowings approximate their fair values. Fair values of advances from the Federal Home Loan Bank are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments, Continued.

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

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. All per share information has been restated to reflect the 5% stock dividend declared in February, 2005 and the five-for-four stock split declared in July, 2003.

Recent Pronouncements. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its consolidated financial condition or result of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-Than-Temporary Impairment” component of this consensus has been postponed. Management cannot determine the effect of the adoption of this guidance on the Company’s consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2006 consolidated financial statements.

(2)	Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2004:
U.S. Treasury securities	$3,486	3	(15)	3,474
U.S. government agency securities	8,508	—	(76)	8,432
Mortgage-backed securities	1,136	—	(10)	1,126

	$13,130	3	(101)	13,032

At December 31, 2003:
U.S. government agency securities	3,540	8	(6)	3,542
Mortgage-backed securities	323	5	(7)	321
Collateralized mortgage obligations	85	1	—	86

	$3,948	14	(13)	3,949

Held to Maturity:
At December 31, 2004:
U.S. government agency securities	1,000	—	(1)	999
Mortgage-backed securities	775	—	(9)	766

	$1,775	—	(10)	1,765

At December 31, 2003-
U.S. government agency securities	$3,477	1	—	3,478

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued

The scheduled maturities of securities at December 31, 2004 were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$2,998	2,980	500	498
One to five years	7,985	7,915	500	501
Due from five years to ten years	1,011	1,011	—	—
Mortgage-backed securities	1,136	1,126	775	766

	$13,130	13,032	1,775	1,765

There	were no sales of securities in 2004 or 2003.

Securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasury securities	$(15)	2,928	—	—
U.S. Government agency securities	(69)	7,939	(7)	493
Mortgage-backed securities	(10)	1,126	—	—

Total securities available for sale	$(94)	11,993	(7)	493

Securities held to maturity:
U.S. Government agency securities	(1)	999	—	—
Mortgage-backed securities	(9)	766	—	—

Total securities held to maturity	$(10)	1,765	—	—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of December 31, 2004 and 2003, securities with a carrying value of approximately $6,886,000 and $5,306,000, respectively, were pledged for repurchase agreements and for various purposes required or permitted by law.

(3)	Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2004	2003
Residential mortgage loans	$44,147	39,783
Commercial real estate loans	97,849	69,507
Commercial loans	24,322	21,502
Installment loans	42,335	31,578

Total loans	208,653	162,370

Deduct:
Allowance for loan losses	(2,640)	(2,041)
Net deferred loan fees	(224)	(93)

Loans, net	$205,789	160,236

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2004	2003
Balance at beginning of year	$2,041	1,434
Provision for loan losses	605	668
(Charge-offs) net of recoveries	(6)	(61)

Balance at end of year	$2,640	2,041

There were no impaired loans identified during the years ended December 31, 2004 or 2003.

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2004	2003
Nonaccrual loans	$80	480
Past due ninety days or more, still accruing	—	—

	$80	480

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment, Net

Components of premises and equipment are summarized as follows (in thousands):

	At December 31,
	2004	2003
Land	$1,879	1,045
Buildings	3,069	2,703
Furniture, fixtures and equipment	1,294	1,067
Leasehold improvements	52	52

Total, at cost	6,294	4,867

Less accumulated depreciation and amortization	(1,053)	(796)

	$5,241	4,071

The Company leases a branch office and a loan production office. The terms of the leases are for three to five years and the branch office lease contains escalation clauses and four three-year renewal options. In November 2004 the Company entered into a lease agreement for a branch office expected to open March of 2005. The lease term is for five years and includes escalation clauses and two five-year renewal options. Rent expense under operating leases was approximately $57,000 and $29,000 for the years ended December 31, 2004 and 2003, respectively. Future minimum payments under these operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2005	$61
2006	96
2007	81
2008	81
2009	81

Total	$400

In April, 2004, the Company purchased land for $625,000 to be used as a future branch site in Port Charlotte, Florida. The Company expects to open the branch in the fourth quarter of 2005, subject to regulatory approval.

In October, 2004, the Company executed a contract to purchase property for approximately $1.3 million to be used for a future branch site in Tampa, Florida. The Company expects to open the branch in the fourth quarter of 2005, subject to regulatory approval.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Deposits

The aggregate amount of time deposits of $100,000 or more was approximately $43.0 million and $28.7 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount
2005	$50,233
2006	27,540
2007	11,994
2008	2,749
2009	2,038

Total	$94,554

(6)	Federal Home Loan Bank Advances

A summary of the Company’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity follows ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate		At December 31,
			2004	2003
2004	5.93		$—	1,000
2004	3.86		—	1,000
2004	1.15		—	6,000
2004	1.32		—	2,000
2005	4.54		1,000	1,000
2005	1.94		1,000	1,000
2006	2.48		2,000	2,000
2007	3.66	(1)	2,000	2,000
2007	3.34		2,000	2,000
2008	4.14		2,000	2,000
2009	3.71		1,000	—
2012	3.93	(2)	1,000	1,000

			$12,000	21,000

(1)	FHLB has a call option in July 2005
(2)	FHLB has a call option in January 2005

The Company has entered into a collateral agreement with the FHLB. These advances are collateralized by all of the Company’s FHLB stock and a blanket floating lien on all qualified 1-4 family mortgage loans.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2004 and 2003, the outstanding balance of such borrowings totaled approximately $1,122,000 and $1,811,000, respectively and the Company pledged securities with a carrying value of approximately $3,511,000 and $2,500,000, respectively as collateral for these agreements.

During 2003, the Company had a $1,500,000 line of credit with another financial institution. The line of credit was collateralized by 100% of the stock of the Bank. The line was paid off in June 2003.

(8)	Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003
Current:
Federal	$1,240	940
State	212	161

Total current	1,452	1,101

Deferred:
Federal	(230)	(231)
State	(39)	(39)

Total deferred	(269)	(270)

Total income taxes	$1,183	831

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2004		2003
	Amount	% of Earnings	Amount	% of Earnings
Income taxes at statutory rate	$1,087	34.0%	$782	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal benefit	114	3.6	81	3.5
Other	(18)	(.5)	(32)	(1.4)

Income taxes	$1,183	37.0%	$831	36.1%

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$904	690
Deferred loan fees	269	177
Other	10	8

Total deferred tax assets	1,183	875

Deferred tax liabilities:
Accrual to cash conversions	(37)	(73)
Deferred loan costs	(185)	(142)
FHLB dividends	(16)	(13)
Accumulated deprecation and amortization	(96)	(67)

Total deferred tax liabilities	(334)	(295)

Net deferred tax asset	$849	580

(9)	Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company contributed approximately $68,000 and $50,000 to the plan during the years ended December 31, 2004 and 2003, respectively.

(10)	Stockholders’ Equity

In 2001, the Company sold 180,784 shares of common stock for an aggregate of approximately $2,169,000 in a private placement stock offering (the “Offering”). For each two shares of common stock purchased in the Offering, the purchaser received a warrant to purchase one share of common stock for a price of $12.00 (adjusted for stock split). All warrants issued pursuant to the Offering expired June 30, 2004. During the years ended December 31, 2004 and 2003, 109,703 and 3,125 warrants, respectively, were exercised.

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

In February, 2005, the Company declared a 5% stock dividend to shareholders of record on March 1, 2005 and paid in March 15, 2005.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Regulatory Matters

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company.

The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	For Capital Adequacy				Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		Purposes
	Amount	%	Amount	%	Amount	%
As of December 31, 2004:
Total capital to Risk- Weighted assets	$20,970	11.10%	$15,110	8.00%	$18,887	10.00%
Tier I Capital to Risk- Weighted Assets	18,609	9.85	7,555	4.00	11,332	6.00
Tier I Capital (to Total Assets)	18,609	7.79	9,572	4.00	11,966	5.00

As of December 31, 2003:
Total capital to Risk- Weighted assets	16,942	12.26	11,054	8.00	13,818	10.00
Tier I Capital to Risk- Weighted Assets	15,215	11.01	5,527	4.00	8,291	6.00
Tier I Capital (to Total Assets)	15,215	8.52	7,146	4.00	8,933	5.00

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Related Parties

The aggregate amount of loans owed to the Company by its officers and directors at December 31, 2004 and 2003 was approximately $518,000 and $407,000, respectively. During 2004, total principal additions were approximately $1,138,000 and total principal payments were approximately $1,027,000.

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments, and at December 31, 2004 and 2003 such collateral amounted to $2,670,000 and $2,583,000, respectively. At December 31, 2004 the Company expected no losses as a result of unsecured standby letters of credit.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Financial Instruments, Continued

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2004		At December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,738	9,738	3,197	3,197
Other interest-bearing deposits with banks	715	715	—	—
Securities	14,807	14,797	7,426	7,427
Loans	205,789	207,485	160,236	162,421
Federal Home Loan Bank stock	898	898	1,050	1,050
Accrued interest receivable	811	811	655	655

Financial liabilities:
Deposits	200,718	205,192	134,529	135,685
Federal Home Loan Bank advances	12,000	10,049	21,000	21,248
Other borrowings	1,122	1,122	1,811	1,811

A summary of the notional amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at December 31, 2004, follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$7,844	—	—

Unused lines of credit	$24,196	—	—

Standby letters of credit	$3,345	—	—

(14)	Credit Risk

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

The Company has stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 393,750 (amended) for directors and 328,125 (amended) for employees. At December 31, 2004, no options remain available for grant under the directors’ plan and 97,217 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the 5% stock dividend declared in February, 2005 and the five-for-four stock split declared in July 2003 (dollars in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2002	603,750	$7.62-11.43	8.57	5,175
Options granted	26,250	9.14	9.14	240
Options terminated	(26,250)	(7.62)	(7.62)	(200)
Options exercised	(460)	(9.14)	(9.14)	(4)

Options outstanding at December 31, 2003	603,290	7.62-11.43	8.64	5,211
Options granted	15,750	21.31	21.31	336
Options exercised	(13,230)	(7.62-9.14)	(7.63)	(101)

Options outstanding at December 31, 2004	605,810	$7.62-21.31	8.99	5,446

The weighted-average remaining contractual life of options outstanding at December 31, 2004 and 2003 was 5.4 years and 6.2 years, respectively.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
Currently	514,460	$8.84
2005	28,088	9.51
2006	25,462	9.70
2007	21,525	9.99
2008	16,275	10.27

	605,810	$8.99

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend declared in February, 2005 and the five-for-four stock split declared in July 2003. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31, 2004:
Basic EPS:
Net earnings available to common stockholders	$2,023	2,167,359	$.93

Effect of dilutive securities-
Incremental shares from assumed conversion of options		255,673

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,023	2,423,032	$.84

Year Ended December 31, 2003:
Basic EPS:
Net earnings available to common stockholders	$1,468	1,792,622	$.82

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		145,609

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,468	1,938,231	$.76

At December 31, 2004, the following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Options	Exercise Price	Expire
Options	15,750	21.31	2014

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2004	2003
Assets
Cash	$4,559	4,515
Investment in subsidiaries	18,990	15,655
Other assets	75	14

Total assets	$23,624	20,184

Liabilities and Stockholders’ Equity

Liabilities	6	—
Stockholders’ equity	23,618	20,184

Total liabilities and stockholders’ equity	$23,624	20,184

Condensed Statements of Earnings
	Year Ended December 31,
	2004	2003
Revenues	$53	27
Expenses	(77)	(44)

Loss before earnings of subsidiaries	(24)	(17)
Earnings of subsidiaries	2,047	1,485

Net earnings	$2,023	1,468

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$2,023	1,468
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,047)	(1,485)
Increase in other assets	(61)	(8)
Increase (decrease) in liabilities	62	(8)

Net cash used in operating activities	(23)	(33)

Cash flows used in investing activity- Investment in subsidiaries	(1,350)	(3,178)

Cash flows from financing activities:
Proceeds from sale of common stock, net	—	7,450
Proceeds from exercise of stock options	101	4
Proceeds from exercise of stock warrants	1,316	37
Decrease in notes payable, net	—	(1,100)

Net cash provided by financing activities	1,417	6,391

Net increase in cash	44	3,180
Cash at beginning of year	4,515	1,335

Cash at end of year	$4,559	4,515

Supplemental disclosure of cash flow information- Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale of the Bank, net of income taxes	$(62)	(36)

Tax benefit from common stock options exercised	$56	—

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Neither First Community nor First Community Bank has had any disagreements with its accountants.

Item 8a. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

First Community hereby incorporates by reference the sections entitled “Election of Directors” contained at pages 6 through 9 and the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained at page 14 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 18, 2005. We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-KSB as Exhibit 13. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Kay M. McAleer, Vice President/Corporate Secretary, First Community Bank Corporation of America, 9001 Belcher Road, Pinellas Park, Florida 33782.

Item 10. Executive Compensation.

First Community hereby incorporates by reference the section entitled “Executive Compensation” contained at pages 10 through 12 of the Proxy Statement referenced immediately above.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Management.

First Community hereby incorporates by reference the section entitled “ Securities Ownership of Certain Beneficial Owners and Management” contained at pages 2 through 3 of the Proxy Statement.

(b)	Changes in Control.

First Community is not aware of any arrangements, including any pledge by any person of securities of First Community, the operation of which may, at a subsequent date, result in a change in control of First Community.

Item 12. Certain Relationships and Related Transactions.

First Community hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on page 12 of the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

The following exhibits are filed with or incorporated by reference into this report. Certain of the exhibits were previously filed as a part of First Community’s Registration Statement on Form SB-2 and Form 10-QSB as indicated and are hereby incorporated by reference.

Exhibit No.	Description of Exhibit

*3.1	Amended and Restated Articles of Incorporation

*3.2	Bylaws

*4.1	Specimen Common Stock Certificate

*4.3	Warrant Certificate

**10.1	Employment Agreement of Kenneth P. Cherven

*10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*10.3	Long-Term Incentive Plan

*10.4	Incentive Compensation Plan

14.	Code of Ethics

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003

(b)	Reports on Form 8-K

There was one report on Form 8-K filed during the quarter ended December 31, 2004 concerning our quarterly earnings press release.

Item 14. Principal Accountant Fees and Services.

First Community hereby incorporates the sections entitled “Audit Fees” and “All Other Fees” contained at page 13 of the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/s/ Kenneth P. Cherven

Kenneth P. Cherven, President and Chief Executive Officer

Date: March 11, 2005

By	/s/ John A. Stewart, Jr.

John A. Stewart, Jr., Chief Financial Officer

Date: March 11, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth P. Cherven Kenneth P. Cherven, Director, President and Chief Executive Officer	March 11, 2005 Date

/s/ Edwin C. Hussemann Edwin C. Hussemann, Director	March 11, 2005 Date

/s/ James Macaluso James Macaluso, Director	March 11, 2005 Date

/s/ David K. Meehan David K. Meehan, Director	March 11, 2005 Date

/s/ Robert G. Menke Robert G. Menke, Director	March 11, 2005 Date

Robert M. Menke, Director	March , 2005 Date

G. Randaulph Poucher, Director	March , 2005 Date