Form 10QSB
period 2005-03-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2005-05-16
CIK 1082564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.08 per share	2,221,138 shares
(class)	Outstanding at May 6, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$2,892	2,513
Interest-bearing deposits with banks	10,645	7,225

Cash and cash equivalents	13,537	9,738

Other interest-bearing deposits with banks	810	715
Securities available for sale	11,836	13,032
Securities held to maturity	2,721	1,775
Loans, net of allowance for loan losses of $2,785 in 2005 and $2,640 in 2004	220,080	205,789
Federal Home Loan Bank stock, at cost	1,019	898
Premises and equipment, net	6,950	5,241
Goodwill	428	428
Foreclosed real estate	10	49
Accrued interest receivable	855	811
Deferred income taxes	849	849
Bank owned life insurance	2,246	2,224
Other assets	1,697	257

	$263,038	241,806

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	34,077	37,255
Savings, NOW and money-market deposits	89,907	68,909
Time deposits	97,684	94,554

Total deposits	221,668	200,718

Federal Home Loan Bank advances	12,000	12,000
Other borrowings	793	1,122
Accrued expenses and other liabilities	4,374	4,348

Total liabilities	238,835	218,188

Stockholders’ equity:
Common stock, $0.08 par value, 6,250,000 shares authorized, 2,221,138 and 2,115,497 shares issued and outstanding in 2005 and 2004	178	169
Additional paid-in capital	19,365	19,374
Retained earnings	4,762	4,136
Accumulated other comprehensive income (loss)	(102)	(61)

Total stockholders’ equity	24,203	23,618

	$263,038	241,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$3,414	2,528
Securities	95	46
Other interest earning assets	46	21

Total interest income	3,555	2,595

Interest expense:
Deposits	838	593
Other borrowings	104	137

Total interest expense	942	730

Net interest income	2,613	1,865

Provision for loan losses	158	125

Net interest income after provision for loan losses	2,455	1,740

Noninterest income:
Service charges on deposit accounts	121	154
Other service charges and fees	23	38
Income from bank owned life insurance	22	22
Gain on sale of loans held for sale	14	33
Other	71	66

Total noninterest income	251	313

Noninterest expenses:
Employee compensation and benefits	1,072	836
Occupancy and equipment	171	148
Data processing	168	145
Professional fees	61	49
Office supplies	43	22
Insurance	38	30
Advertising	8	8
Other	146	98

Total noninterest expenses	1,707	1,336

Earnings before income taxes	999	717

Income taxes	369	263

Net earnings	$630	454

Earnings per share:
Basic earnings per share	$0.28	0.22

Diluted earnings per share	$0.25	0.19

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2005 and 2004

(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	$159	17,911	2,113	1	20,184

Comprehensive income:
Net earnings (unaudited)	—	—	454	—	454

Net change in unrealized gain on securities available for sale, net of taxes of $9 (unaudited)	—	—	—	15	15

Comprehensive income (unaudited)					469

Exercise of stock warrants (3,511 shares) (unaudited)	1	42	—	—	43

Balance at March 31, 2004 (unaudited)	$160	17,953	2,567	16	20,696

Balance at December 31, 2004	$169	19,374	4,136	(61)	23,618

Comprehensive income:
Net earnings (unaudited)	—	—	630	—	630

Net change in unrealized loss on securities available for sale, net of taxes of $25 (unaudited)	—	—	—	(41)	(41)

Comprehensive income (unaudited)					589

5% stock dividend (105,641 shares), fractional shares paid in cash of $4 (unaudited)	9	(9)	(4)	—	(4)

Balance at March 31, 2005 (unaudited)	$178	19,365	4,762	(102)	24,203

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$630	454
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for loan losses	158	125
Depreciation and amortization	78	69
Net amortization of deferred loan fees and costs	34	4
Income from bank owned life insurance	(22)	(22)
Origination of loans held for sale	(1,018)	(700)
Proceeds from sale of loans held for sale	964	1,131
Gain on sale of loans held for sale	(14)	(33)
Loss on sale of foreclosed real estate	2	17
Increase in accrued interest receivable	(44)	(4)
Increase in other assets	(1,440)	(527)
Increase in accrued expenses and other liabilities	51	1,561

Net cash (used in) provided by operating activities	(621)	2,075

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(95)	—
Purchase of securities available for sale	(491)	(2,994)
Principal payments on securities available for sale	121	106
Proceeds from calls and maturities of securities available for sale	1,500	—
Purchase of securities held to maturity	(999)	—
Proceeds from calls of securities held to maturity	—	1,500
Principal payments on securities held to maturity	53	29
Net increase in loans	(14,415)	(9,882)
Purchase of premises and equipment, net	(1,787)	(7)
(Purchase) redemption of Federal Home Loan Bank stock	(121)	300
Proceeds from sale of foreclosed real estate	37	18

Net cash used in investing activities	(16,197)	(10,930)

Cash flows from financing activities:
Increase in deposits	20,950	30,844
Repayment of Federal Home Loan Bank advances	—	(6,000)
Net decrease in other borrowings	(329)	(1,069)
Proceeds from exercise of stock warrants	—	43
Fractional shares of stock dividend paid in cash	(4)	—

Net cash provided by financing activities	20,617	23,818

Net increase in cash and cash equivalents	3,799	14,963

Cash and cash equivalents at beginning of period	9,738	3,197

Cash and cash equivalents at end of period	$13,537	18,160

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$944	737

Income taxes	$580	115

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$(41)	15

Stock dividend	$9	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County and Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2005 and 2004.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations and other data for the three- month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired during the three months ended March 31, 2005 or 2004.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$2,640	2,041
Provision for loan losses	158	125
Charge-offs	(14)	(17)
Recoveries	1	24

Balance at end of period	$2,785	2,173

Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2005	2004
Nonaccrual loans	$21	188
Past due ninety days or more, still accruing	—	—

	$21	188

At March 31, 2005 and December 31, 2004 loans held for sale were $231,000 and $163,000, respectively, and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend paid in March 2005. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2005			2004
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$630	2,221,138	$0.28	$454	2,093,054	$0.22

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		306,623			290,782

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$630	2,527,761	$0.25	$454	2,383,836	$0.19

The following options were excluded from the calculation of EPS for the three months ended March 31, 2005 due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
Options	10,500	$27.61	2011-2015

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans. The Company has stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 393,750 (amended) for directors and 328,125 (amended) for employees. At March 31, 2005, no options remain available for grant under the directors’ plan and 60,281 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the 5% stock dividend paid in March 2005 (dollars in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2004	605,810	$7.62-21.31	8.99	5,446
Options granted	36,936	24.00-27.61	25.15	929

Options outstanding at March 31, 2005	642,746	$7.62-27.61	9.92	6,375

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All per share information has been restated to reflect the 5% stock dividend paid in March, 2005 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2005	2004
Net earnings, as reported	$630	454

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(81)	(9)

Proforma net earnings	$549	445

Earnings per share:
Basic, as reported	$0.28	0.22

Basic, proforma	$0.25	0.21

Diluted, as reported	$0.25	0.19

Diluted, proforma	$0.22	0.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended March 31, 2004 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Risk-free interest rate	3.98%
Dividend yield	—
Expected volatility	10%
Expected life in years	4

Grant-date fair value of each option issued during the period	$4.37

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At March 31, 2005, the Bank was in compliance with its regulatory capital requirements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of March 31, 2005 and the related interim condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 11, 2005

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County and Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2005 and 2004.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2005, was from net deposit inflows of approximately $21.0 million and principle repayments and calls of securities of approximately $1.7 million. Cash was used primarily to originate net loans of approximately $14.4 million, purchase securities of approximately $1.5 million and to purchase premises and equipment of $1.8 million. At March 31, 2005, the Bank exceeded its regulatory liquidity requirements.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2005, follows (in thousands):

Contract Amount
Commitments to extend credit	$16,167

Unused lines of credit	$21,202

Standby letters of credit	$823

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004
Average equity as a percentage of average assets	9.51%	10.32%	10.61%
Equity to total assets at end of period	9.20%	9.77%	10.03%
Return on average assets (1)	1.00%	0.94%	94%
Return on average equity (1)	10.51%	9.15%	8.86%
Noninterest expenses to average assets (1)	2.71%	2.62%	2.77%
Nonperforming assets as a percentage of total assets at end of period	.01%	.04%	.10%

(1)	Annualized for the three months ended March 31.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

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

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$211,269	3,414	6.46%	$165,254	2,528	6.12%
Securities	15,421	95	2.46	7,990	46	2.30
Other interest-earning assets (2)	11,326	46	1.62	9,482	21.89

Total interest-earning assets	238,016	3,555	5.97	182,726	2,595	5.68

Noninterest-earning assets	14,180			10,497

Total assets	$252,196			$193,223

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	79,680	178.89		51,841	116.90
Time deposits	97,724	660	2.70	76,165	477	2.51

Total interest-bearing deposits	177,404	838	1.89	128,006	593	1.85

Other interest-bearing liabilities (3)	13,048	104	3.19	19,405	137	2.82

Total interest-bearing liabilities	190,452	942	1.98	147,411	730	1.98

Noninterest-bearing liabilities	37,759			25,311
Stockholders’ equity	23,985			20,501

Total liabilities and stockholders’ equity	$252,196			$193,223

Net interest income		$2,613			$1,865

Interest-rate spread (4)			3.99%			3.70%

Net interest margin (5)			4.39%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.25			1.24

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

General. Our net earnings for the three months ended March 31, 2005, increased to $630,000 or $.28 earnings per basic share and $.25 earnings per diluted share compared to $454,000 or $.22 earnings per basic share and $.19 per diluted share for the three months ended March 31, 2004. Net earnings increased primarily due to an increase in net interest income, which was partially offset by an increase in noninterest expenses.

Net Interest Income. Interest income increased to $3.6 million during the three months ended March 31, 2005, from $2.6 million in 2004. Interest on loans for the three months ended March 31, 2005 increased to $3.4 million from $2.5 million for the three months ended March 31, 2004. The increase in interest on loans was primarily due to an increase in the average balance of loans to $211.3 million, during the three months ended March 31, 2005 compared to $165.3 million, during the three months ended March 31, 2004. This increase was also due to an increase in the average yield earned to 6.46% for the three months ended March 31, 2005 from 6.12% for the three months ended March 31, 2004. Interest on securities increased to $95,000 during the three months ended March 31, 2005 from $46,000 for the three months ended March 31, 2004. The increase in interest income on securities was due to a increase in average yield earned from 2.30% in 2004 to 2.46% in 2005, and an increase in the average balance to $15.4 million in 2005 from $8.0 million in 2004.

Interest expense on interest bearing deposit accounts increased to $838,000 during the three months ended March 31, 2005, compared to $593,000 during the three months ended March 31, 2004. The increase was due to a increase in the rate paid to 1.89% during the three months ended March 31, 2005 from 1.85% during the three months ended March 31, 2004, and an increase in the average balance of interest bearing deposits to $177.4 million in 2005 from $128.0 million in 2004. Interest expense on other borrowings decreased to $104,000 during the three months ended March 31, 2005, compared to $137,000 during the three months ended March 31, 2004. The decrease was due to a decrease in the average balance of other borrowings to $13.0 million in 2005 from $19.4 million in 2004, partially offset by an increase in the average rate paid on other borrowings to 3.19% during the three months ended March 31, 2005 compared to 2.82% during the three months ended March 31, 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004, Continued

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 3% - 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5% - 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 3% - 5% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit risk and portfolio composition changes.

The provision for loan losses was $158,000 for the three months ended March 31, 2005 compared to $125,000 for the three months ended March 31, 2004. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,785,000 at March 31, 2005. While management believes that its allowance for loan losses is adequate as of March 31, 2005, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $251,000 in 2005 from $313,000 for the three- months ended March 31, 2004. The decrease is primarily due to a decrease in service charges on deposit accounts and a decrease in gains recognized on the sale of loans held for sale.

Noninterest Expense. Total noninterest expense increased to $1.7 million for the three months ended March 31, 2005 from $1.3 million for the comparable period ended March 31, 2004, primarily due to an increase in employee compensation and benefits of $236,000 due to the opening of a new banking office in the first quarter of 2005.

Income Taxes. Income taxes for the three months ended March 31, 2005, was $369,000 or 36.9% compared to $263,000 or 36.7% for the period ended March 31, 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.	Description of Exhibit
* 3.1	Amended and Restated Articles of Incorporation

* 3.2	Bylaws

* 4.1	Specimen Common Stock Certificate

* 4.3	Warrant Certificate

** 10.1	Employment Agreement of Kenneth P. Cherven dated June 16, 2002

* 10.2	First Amended and Restated Non-Employee Director Stock Option Plan

* 10.3	Long-Term Incentive Plan

* 10.4	Incentive Compensation Plan

10.5	Employment Agreement of Kenneth P. Cherven dated November 29, 2004

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

** 99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: May 13, 2005	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Senior Vice President and Chief Financial Officer