Form 10QSB
period 2005-06-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2005-08-05
CIK 1082564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.08 per share	2,216,201 shares
(class)	Outstanding at July 29, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$2,706	2,513
Interest-bearing deposits with banks	9,361	7,225

Cash and cash equivalents	12,067	9,738
Other interest-bearing deposits with banks	525	715
Securities available for sale	11,220	13,032
Securities held to maturity	2,135	1,775
Loans, net of allowance for loan losses of $2,985 in 2005 and $2,640 in 2004	237,063	205,789
Federal Home Loan Bank stock, at cost	1,131	898
Premises and equipment, net	7,274	5,241
Goodwill	428	428
Foreclosed real estate	—	49
Accrued interest receivable	913	811
Deferred income taxes	985	849
Bank owned life insurance	2,267	2,224
Other assets	247	257

	$276,255	241,806

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	37,527	37,255
Savings, NOW and money-market deposits	88,839	68,909
Time deposits	102,206	94,554

Total deposits	228,572	200,718

Federal Home Loan Bank advances	14,500	12,000
Other borrowings	3,017	1,122
Accrued expenses and other liabilities	5,494	4,348

Total liabilities	251,583	218,188

Stockholders’ equity:
Common stock, $0.08 par value, 6,250,000 shares authorized, 2,216,201 and 2,115,497 shares issued and outstanding in 2005 and 2004	178	169
Additional paid-in capital	19,177	19,374
Retained earnings	5,391	4,136
Accumulated other comprehensive income (loss)	(74)	(61)

Total stockholders’ equity	24,672	23,618

	$276,255	241,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$3,789	2,670	7,203	5,198
Securities	98	64	194	110
Other interest earning assets	43	22	89	43

Total interest income	3,930	2,756	7,486	5,351

Interest expense:
Deposits	940	666	1,778	1,259
Other borrowings	135	116	239	253

Total interest expense	1,075	782	2,017	1,512

Net interest income	2,855	1,974	5,469	3,839

Provision for loan losses	203	137	361	262

Net interest income after provision for loan losses	2,652	1,837	5,108	3,577

Noninterest income:
Service charges on deposit accounts	126	148	246	302
Other service charges and fees	27	17	50	55
Income from bank owned life insurance	21	23	43	45
Gain on sale of loans held for sale	15	38	28	71
Other	87	47	159	113

Total noninterest income	276	273	526	586

Noninterest expenses:
Employee compensation and benefits	1,186	804	2,258	1,640
Occupancy and equipment	207	141	378	289
Data processing	207	141	375	286
Professional fees	58	42	119	91
Office supplies	44	21	87	43
Insurance	40	29	79	59
Advertising	6	26	14	34
Other	174	128	318	226

Total noninterest expenses	1,922	1,332	3,628	2,668

Earnings before income taxes	1,006	778	2,006	1,495

Income taxes	377	285	747	548

Net earnings	$629	493	1,259	947

Earnings per share:
Basic earnings per share	$.28	.23	.57	.45

Diluted earnings per share	$.25	.21	.50	.40

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005 and 2004

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	$159	17,911	2,113	1	20,184

Comprehensive income:
Net earnings (unaudited)	—	—	947	—	947

Net change in unrealized gain on securities available for sale, net of taxes of $41 (unaudited)	—	—	—	(70)	(70)

Comprehensive income (unaudited)					877

Exercise of common stock options and warrants (122,203 shares) (unaudited)	10	1,407	—	—	1,417

Tax benefit from common stock options exercised (unaudited)	—	56	—	—	56

Balance at June 30, 2004 (unaudited)	$169	19,374	3,060	(69)	22,534

Balance at December 31, 2004	$169	19,374	4,136	(61)	23,618

Comprehensive income:
Net earnings (unaudited)	—	—	1,259	—	1,259

Net change in unrealized loss on securities available for sale, net of taxes of $11 (unaudited)	—	—	—	(13)	(13)

Comprehensive income (unaudited)					1,246

Exercise of common stock options (6,563 shares) (unaudited)	1	50	—	—	51

Tax benefit from common stock options exercised (unaudited)	—	49	—	—	49

Repurchase of common stock (unaudited)	(1)	(287)	—	—	(288)

5% stock dividend (105,641 shares), fractional shares paid-in cash of $4 (unaudited)	9	(9)	(4)	—	(4)

Balance at June 30, 2005 (unaudited)	$178	19,177	5,391	(74)	24,672

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,259	947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	361	262
Depreciation and amortization	134	155
Net amortization of deferred loan fees and costs	26	(40)
Deferred income taxes	(136)	—
Income from bank owned life insurance	(43)	(45)
Origination of loans held for sale	(2,367)	(3,212)
Proceeds from sale of loans held for sale	2,161	3,227
Gain on sale of loans held for sale	(28)	(71)
(Gain) loss on sale of foreclosed real estate	(1)	17
Increase in accrued interest receivable	(102)	(61)
Decrease (increase) in other assets	10	(727)
Increase in accrued expenses and other liabilities	1,206	2,883

Net cash provided by operating activities	2,480	3,335

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	190	—
Purchase of securities available for sale	(491)	(9,333)
Principal payments on securities available for sale	279	147
Proceeds from calls and maturities of securities available for sale	2,000	—
Purchase of securities held to maturity	(999)	—
Proceeds from calls of securities held to maturity	500	2,000
Principal payments on securities held to maturity	139	84
Net increase in loans	(31,427)	(19,948)
Purchase of premises and equipment, net	(2,167)	(686)
(Purchase) redemption of Federal Home Loan Bank stock	(233)	300
Proceeds from sale of foreclosed real estate	50	14

Net cash used in investing activities	(32,159)	(27,422)

Cash flows from financing activities:
Increase in deposits	27,854	37,413
Repayment of Federal Home Loan Bank advances	(9,500)	(9,000)
Proceeds from Federal Home Loan Bank advances	12,000	1,500
Increase (decrease) in other borrowings	1,895	(410)
Proceeds from exercise of stock options and warrants	51	1,417
Fractional shares of stock dividend paid in cash	(4)	—
Repurchase of common stock	(288)	—

Net cash provided by financing activities	32,008	30,920

Net increase in cash and cash equivalents	2,329	6,833

Cash and cash equivalents at beginning of period	9,738	3,197

Cash and cash equivalents at end of period	$12,067	10,030

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,978	1,491

Income taxes	$1,110	745

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$(13)	(70)

Tax benefit from common stock options exercised	$49	56

Stock dividend	$9	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County and Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2005 and 2004.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005, the results of operations for the three- and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations and other data for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired during the six months ended June 30, 2005 or 2004.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,785	2,173	2,640	2,041
Provision for loan losses	203	137	361	262
Charge-offs	(4)	(16)	(18)	(33)
Recoveries	1	8	2	32

Balance at end of period	$2,985	2,302	2,985	2,302

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2005	2004
Nonaccrual loans	$9	90
Past due ninety days or more, still accruing	—	—

	$9	90

At June 30, 2005 and December 31, 2004 loans held for sale approximated $397,000 and $163,000, respectively and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend paid in March 2005. At June 30, 2005, there were no warrants outstanding. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2005			2004
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$629	2,221,156	$.28	$493	2,132,796	$.23

Effect of dilutive securities-
Incremental shares from assumed conversion of options	—	297,705		—	254,564

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$629	2,518,861	$.25	$493	2,387,360	$.21

Six Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$1,259	2,221,174	$.57	$947	2,112,926	$.45

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants	—	300,695		—	233,191

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,259	2,521,869	$.50	$947	2,346,117	$.40

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and six months ended June 30, 2005:
Options	2,100	$27.61	2005

For the three and six months ended June 30, 2004:
Options	15,750	$21.31	2010-2014

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans. The Company has stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 393,750 (amended) for directors and 328,125 (amended) for employees. At June 31, 2005, no options remain available for grant under the directors’ plan and 68,681 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the 5% stock dividend paid in March 2005 (dollars in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2004	605,810	$7.62-21.31	8.99	5,446
Options granted	36,936	24.00-27.61	25.15	929
Options exercised	(6,563)	7.62	7.62	(50)
Options forfeited	(8,400)	27.61	27.61	(232)

Options outstanding at June 30, 2005	627,783	$7.62-27.61	9.71	6,093

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock OptionPlans, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All per share information has been restated to reflect the 5% stock dividend paid in March, 2005 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$629	493	1,259	947
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(73)	(50)	(92)	(59)

Proforma net earnings	$556	443	1,167	888

Earnings per share:
Basic, as reported	$.28	.23	.57	.45

Basic, proforma	$.25	.21	.53	.42

Diluted, as reported	$.25	.21	.50	.40

Diluted, proforma	$.22	.19	.46	.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2005	2004
Risk-free interest rate	4.93%	4.05%	4.93%
Dividend yield	—	—	—
Expected volatility	28%	10%	28%
Expected life in years	10	4	10

Grant-date fair value of each option issued during the period	$11.31	4.03	11.31

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At June 30, 2005, the Bank was in compliance with its regulatory capital requirements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2005, and for the three- and six- month periods ended June 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of June 30, 2005, the related interim condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2005 and 2004 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

July 27, 2005

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County and Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2005 and 2004.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2005, was from net deposit inflows of approximately $27.9 million, principle repayments and calls of securities of approximately $2.9 million and advances from the Federal Home Loan Bank of $2.5 million. Cash was used primarily to originate net loans of approximately $31.4 million, and to purchase premises and equipment of $2.2 million. At June 30, 2005, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2005, follows (in thousands):

Contract Amount
Commitments to extend credit	$19,419

Unused lines of credit	$22,417

Standby letters of credit	$811

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004	Six Months Ended June 30, 2004
Average equity as a percentage of average assets	9.29%	10.32%	10.42%
Equity to total assets at end of period	8.93%	9.77%	10.48%
Return on average assets (1)	96%	94%	94%
Return on average equity (1)	10.38%	9.15%	9.03%
Noninterest expenses to average assets (1)	2.78%	2.62%	2.65%
Nonperforming loans as a percentage of total assets at end of period	—%	.04%	.05%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$226,235	3,789	6.70%	$174,100	2,670	6.13%
Securities	14,776	98	2.66	11,927	64	2.15
Other interest-earning assets (2)	10,429	43	1.65	11,904	22	0.74

Total interest-earning assets	251,440	3,930	6.25	197,931	2,756	5.57

Noninterest-earning assets	15,178			11,460

Total assets	$266,618			$209,391

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	84,636	230	1.09	51,486	128	0.99
Time deposits	98,477	710	2.88	85,774	538	2.51

Total interest-bearing deposits	183,113	940	2.05	137,260	666	1.94

Other interest-bearing liabilities (3)	16,312	135	3.31	14,181	116	3.27

Total interest-bearing liabilities	199,425	1,075	2.16	151,441	782	2.07

Noninterest-bearing liabilities	42,647			36,531
Stockholders’ equity	24,546			21,419

Total liabilities and stockholders’ equity	$266,618			$209,391

Net interest income		$2,855			$1,974

Interest-rate spread (4)			4.09%			3.50%

Net interest margin (5)			4.54%			3.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.26			1.31

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$218,793	7,203	6.58%	$169,348	5,198	6.14%
Securities	15,096	194	2.57	9,960	110	2.21
Other interest-earning assets (2)	11,323	89	1.57	10,955	43	0.79

Total interest-earning assets	245,212	7,486	6.11	190,263	5,351	5.62

Noninterest-earning assets	15,935			10,867

Total assets	$261,147			$201,130

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	83,756	408	0.97	49,210	244	0.99
Time deposits	98,102	1,370	2.79	81,068	1,015	2.50

Total interest-bearing deposits	181,858	1,778	1.96	130,278	1,259	1.93

Other interest-bearing liabilities (3)	14,689	239	3.25	16,793	253	3.01

Total interest-bearing liabilities	196,547	2,017	2.05	147,071	1,512	2.06

Noninterest-bearing liabilities	40,334			33,092

Stockholders’ equity	24,266			20,967

Total liabilities and stockholders’ equity	$261,147			$201,130

Net interest income		$5,469			$3,839

Interest-rate spread (4)			4.06%			3.56%

Net interest margin (5)			4.46%			4.04%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.25			1.29

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

General. Our net earnings for the three months ended June 30, 2005, increased to $629,000 or $.28 earnings per basic share and $.25 earnings per diluted share compared to $493,000 or $.23 earnings per basic share and $.21 earnings per diluted share for the three months ended June 30, 2004. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $3.9 million during the three months ended June 30, 2005, from $2.8 million in 2004. Interest on loans for the three months ended June 30, 2005 increased to $3.8 million from $2.7 million for the three months ended June 30, 2004. The increase in interest on loans was primarily due to an increase in the average balance of loans to $226.2 million, during the three months ended June 30, 2005 compared to $174.1 million, during the three months ended June 30, 2004. This increase was also due to an increase in the average yield earned to 6.70% for the three months ended June 30, 2005 from 6.13% for the three months ended June 30, 2004. Interest on securities increased to $98,000 during the three months ended June 30, 2005 from $64,000 for the three months ended June 30, 2004. The increase in interest income on securities was due to an increase in the average balance of securities from $11.9 million in 2004 to $14.8 million in 2005 and an increase in the average yield earned from 2.15% in 2004 to 2.66% in 2005.

Interest expense on interest bearing deposit accounts increased to $940,000 during the three months ended June 30, 2005, compared to $666,000 during the three months ended June 30, 2004. The increase was due to an increase in the rate paid to 2.05% during the three months ended June 30, 2005 from 1.94% during the three months ended June 30, 2004, and an increase in the average balance of interest bearing deposits to $183.1 million in 2005 from $137.3 million in 2004. Interest expense on other borrowings increased to $135,000 during the three months ended June 30, 2005, compared to $116,000 during the three months ended June 30, 2004. The increase was due to an increase in the average balance of other borrowings to $16.3 million in 2005 from $14.2 million in 2004, and an increase in the average rate paid on other borrowings to 3.31% during the three months ended June 30, 2005 compared to 3.27% during the three months ended June 30, 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 3%-5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5%-15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5%-15% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit risk and portfolio composition changes.

The provision for loan losses was $203,000 for the three months ended June 30, 2005 compared to $137,000 for the three months ended June 30, 2004. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,985,000 at June 30, 2005. While management believes that its allowance for loan losses is adequate as of June 30, 2005, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $276,000 in 2005 from $273,000 for the three- months ended June 30, 2004.

Noninterest Expenses. Total noninterest expenses increased to $1.9 million for the three months ended June 30, 2005 from $1.3 million for the comparable period ended June 30, 2004, primarily due to an increase in employee compensation and benefits of $382,000 due to the overall growth of the Company and the opening of a new banking office in the first quarter of 2005.

Income Taxes. Income taxes for the three months ended June 30, 2005 was $377,000 or 37.5% compared to $285,000 or 36.6% for the period ended June 30, 2004

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

General. Our net earnings for the six months ended June 30, 2005, increased to $1,259,000 or $.57 earnings per basic share and $.50 earnings per diluted share compared to $947,000 or $.45 earnings per basic share and $.40 earnings per diluted share for the six months ended June 30, 2004. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $7.5 million during the six months ended June 30, 2005, from $5.4 million in 2004. Interest on loans for the six months ended June 30, 2005 increased to $7.2 million from $5.2 million for the six months ended June 30, 2004. The increase in interest on loans was primarily due to an increase in the average balance of loans to $218.8 million during the six months ended June 30, 2005 compared to $169.3 million during the six months ended June 30, 2004. This increase was also due to an increase in the average yield earned to 6.58% for the six months ended June 30, 2005 from 6.14% for the six months ended June 30, 2004. Interest on securities increased to $194,000 during the six months ended June 30, 2005, from $110,000 for the six months ended June 30, 2004. The increase in interest income on securities was due to an increase in the average balance of securities from $10.0 million in 2004 to $15.1 million in 2005, and an increase in the average yield earned from 2.21% in 2004 to 2.57% in 2005.

Interest expense on interest bearing deposit accounts increased to $1.8 million during the six months ended June 30, 2005, compared to $1.3 million during the six months ended June 30, 2004. The increase was due to an increase in the rate paid to 1.96% during the six months ended June 30, 2005 from 1.93% during the six months ended June 30, 2004, and an increase in the average balance of interest bearing deposits to $181.9 million in 2005 from $130.3 million in 2004. Interest expense on other borrowings decreased to $239,000 during the six months ended June 30, 2005, compared to $253,000 during the six months ended June 30, 2004. The decrease was due to a decrease in the average balance of other borrowings to $14.7 million in 2005 from $16.8 million in 2004, partially offset by an increase in the average rate paid on other borrowings to 3.25% during the six months ended June 30, 2005 compared to 3.01% during the six months ended June 30, 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 3%-5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5%-15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5%-15% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit risk and portfolio composition changes.

The provision for loan losses was $361,000 for the six months ended June 30, 2005 compared to $262,000 for the six months ended June 30, 2004. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $2,985,000 at June 30, 2005. While management believes that its allowance for loan losses is adequate as of June 30, 2005, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $526,000 in 2005 from $586,000 for the six months ended June 30, 2004. The decrease is primarily due to a decrease in gains recognized on the sale of loans held for sale and a decrease in service charges on deposit accounts, partially offset by an increase in other noninterest income.

Noninterest Expenses. Total noninterest expenses increased to $3.6 million for the six months ended June 30, 2005 from $2.7 million for the comparable period ended June 30, 2004, primarily due to an increase in employee compensation and benefits of $618,000 due to the overall growth of the Company and the opening of new banking office in the first quarter of 2005.

Income Taxes. Income taxes for the six months ended June 30, 2005, was $747,000 or 37.2% compared to $548,000 or 36.7% for the period ended June 30, 2004.

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

Item 4. Submission of Matters to Vote a of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of First Community Bank Corporation of America, was held on April 18, 2005, to consider the election of nine directors with terms expiring at the Annual Meeting in 2005 and the ratification of the independent auditors.

At the Annual Meeting 1,830,955 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, their terms, and a summary of the votes cast for each nominee.

	Term Expiring	For	Against	Abstain
Brad Bishop	2006	1,830,518	—	437

Kenneth P. Cherven	2006	1,826,518	—	4,437

Edwin C. Hussemann	2006	1,830,518	—	437

Kenneth Delarbre	2006	1,830,518	—	437

James Macaluso	2006	1,830,518	—	437

David K. Meehan	2006	1,830,518	—	437

Robert G. Menke	2006	1,829,625	—	1,330

Robert M. Menke	2006	1,830,518	—	437

G. Randaulph Poucher	2006	1,829,625	—	1,330

The shareholders voted on one other matter-

Ratification of independent auditors		1,830,518	—	437

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibits.	The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
*	3.1	Amended and Restated Articles of Incorporation

*	3.2	Bylaws

*	4.1	Specimen Common Stock Certificate

*	4.3	Warrant Certificate

**	10.1	Employment Agreement of Kenneth P. Cherven dated June 16, 2002

*	10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*	10.3	Long-Term Incentive Plan

*	10.4	Incentive Compensation Plan

***	10.5	Employment Agreement of Kenneth P. Cherven dated November 29, 2004

	10.6	Deferred Compensation Plan of Kenneth P. Cherven dated January 1, 2005

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with triple asterisk were submitted with the Company’s filing of Form 10-QSB on May 13, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: August 4, 2005	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: August 4, 2005	By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Senior Vice President and Chief Financial Officer