Form 10QSB
period 2005-09-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2005-11-01
CIK 1082564

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.08 per share	2,255,576 shares
(class)	Outstanding at October 21, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$1,567	2,513
Interest-bearing deposits with banks	15,433	7,225

Cash and cash equivalents	17,000	9,738

Other interest-bearing deposits with banks	622	715
Securities available for sale	10,554	13,032
Securities held to maturity	4,268	1,775
Loans, net of allowance for loan losses of $3,179 in 2005 and $2,640 in 2004	252,276	205,789
Federal Home Loan Bank stock, at cost	1,064	898
Premises and equipment, net	7,918	5,241
Foreclosed real estate	—	49
Accrued interest receivable	999	811
Deferred income taxes	1,017	849
Bank owned life insurance	2,289	2,224
Other assets	765	685

	$298,772	241,806

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	38,150	37,255
Savings, NOW and money-market deposits	107,865	68,909
Time deposits	102,332	94,554

Total deposits	248,347	200,718

Federal Home Loan Bank advances	13,000	12,000
Other borrowings	3,682	1,122
Accrued expenses and other liabilities	8,319	4,348

Total liabilities	273,348	218,188

Stockholders’ equity:
Common stock, $0.08 par value, 6,250,000 shares authorized, 2,216,201 and 2,115,497 shares issued and outstanding in 2005 and 2004	178	169
Additional paid-in capital	19,177	19,374
Retained earnings	6,142	4,136
Accumulated other comprehensive income (loss)	(73)	(61)

Total stockholders’ equity	25,424	23,618

	$298,772	241,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$4,198	2,848	11,401	8,046
Securities	142	79	335	189
Other interest earning assets	41	17	130	60

Total interest income	4,381	2,944	11,866	8,295

Interest expense:
Deposits	1,125	702	2,904	1,961
Other borrowings	148	117	386	370

Total interest expense	1,273	819	3,290	2,331

Net interest income	3,108	2,125	8,576	5,964

Provision for loan losses	197	119	557	381

Net interest income after provision for loan losses	2,911	2,006	8,019	5,583

Noninterest income:
Service charges on deposit accounts	132	125	378	427
Other service charges and fees	30	24	80	79
Income from bank owned life insurance	23	22	65	67
Gain on sale of loans held for sale	57	14	85	85
Other	81	72	240	185

Total noninterest income	323	257	848	843

Noninterest expenses:
Employee compensation and benefits	1,355	854	3,613	2,494
Occupancy and equipment	216	145	594	434
Data processing	183	141	558	427
Professional fees	46	53	165	144
Office supplies	50	23	137	66
Insurance	45	34	124	93
Advertising	8	7	22	41
Other	148	121	465	347

Total noninterest expenses	2,051	1,378	5,678	4,046

Earnings before income taxes	1,183	885	3,189	2,380

Income taxes	432	326	1,179	874

Net earnings	$751	559	2,010	1,506

Earnings per share:
Basic earnings per share	$0.34	0.25	0.91	0.70

Diluted earnings per share	$0.30	0.23	0.80	0.63

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2005 and 2004

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	$159	17,911	2,113	1	20,184

Comprehensive income:

Net earnings (unaudited)	—	—	1,506	—	1,506

Net change in unrealized gain on securities available for sale, net of taxes of $16 (unaudited)	—	—	—	(29)	(29)

Comprehensive income (unaudited)					1,477

Exercise of common stock options and warrants (122,203 shares) (unaudited)	10	1,407	—	—	1,417

Tax benefit from common stock options exercised (unaudited)	—	56	—	—	56

Balance at September 30, 2004 (unaudited)	$169	19,374	3,619	(28)	23,134

Balance at December 31, 2004	$169	19,374	4,136	(61)	23,618

Comprehensive income:

Net earnings (unaudited)	—	—	2,010	—	2,010

Net change in unrealized loss on securities available for sale, net of taxes of $7 (unaudited)	—	—	—	(12)	(12)

Comprehensive income (unaudited)					1,998

Exercise of common stock options (6,563 shares) (unaudited)	1	50	—	—	51

Tax benefit from common stock options exercised (unaudited)	—	49	—	—	49

Repurchase of common stock (unaudited)	(1)	(287)	—	—	(288)

5% stock dividend (105,641 shares), fractional shares paid-in cash of $4 (unaudited)	9	(9)	(4)	—	(4)

Balance at September 30, 2005 (unaudited)	$178	19,177	6,142	(73)	25,424

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$2,010	1,506
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses and costs	557	381
Depreciation and amortization	235	203
Net amortization of deferred loan fees and costs	(20)	69
Deferred income taxes	(168)	—
Income from bank owned life insurance	(65)	(67)
Origination of loans held for sale	(6,444)	(4,382)
Proceeds from sale of loans held for sale	5,634	4,782
Gain on sale of loans held for sale	(85)	(85)
(Gain) loss on sale of foreclosed real estate	(1)	18
Increase in accrued interest receivable	(188)	(74)
Increase in other assets	(80)	(444)
Increase in accrued expenses and other liabilities	4,027	171

Net cash provided by operating activities	5,412	2,078

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	93	—
Purchase of securities available for sale	(487)	(9,516)
Principal payments on securities available for sale	446	179
Proceeds from maturities and calls of securities available for sale	2,500	—
Purchase of securities held to maturity	(11,303)	—
Proceeds from calls of securities held to maturity	500	2,000
Principal payments on securities held to maturity	8,310	148
Net increase in loans	(46,129)	(28,827)
Purchase of premises and equipment, net	(2,912)	(787)
(Purchase) redemption of Federal Home Loan Bank stock	(166)	225
Proceeds from sale of foreclosed real estate	50	32

Net cash used in investing activities	(49,098)	(36,546)

Cash flows from financing activities:
Increase in deposits	47,629	50,812
Repayment of Federal Home Loan Bank advances	(25,800)	(20,500)
Proceeds from Federal Home Loan Bank advances	26,800	11,500
Increase in other borrowings	2,560	700
Proceeds from exercise of stock options and warrants	51	1,417
Fractional shares of stock dividend paid in cash	(4)	—
Repurchase of common stock	(288)	—

Net cash provided by financing activities	50,948	43,929

Net increase in cash and cash equivalents	7,262	9,461

Cash and cash equivalents at beginning of period	9,738	3,197

Cash and cash equivalents at end of period	$17,000	12,658

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,304	2,286

Income taxes	$1,516	935

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of income taxes	$(12)	(29)

Tax benefit from common stock options exercised	$49	56

Stock dividend	$9	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its five banking offices, three of which are located in Pinellas County and two are located in Charlotte and Hillsborough Counties, Florida. FCLS had minimal activity during the nine months ended September 30, 2005 and 2004.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations and other data for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired during the nine months ended September 30, 2005 or 2004.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,985	2,302	2,640	2,041
Provision for loan losses	197	119	557	381
Charge-offs	(4)	(14)	(21)	(47)
Recoveries	1	4	3	36

Balance at end of period	$3,179	2,411	3,179	2,411

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2005	2004
Nonaccrual loans	$17	137
Past due ninety days or more, still accruing	—	—

	$17	137

At September 30, 2005 and December 31, 2004 loans held for sale approximated $1,058,000 and $163,000, respectively and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend paid in March 2005. At September 30, 2005 and 2004, there were no warrants outstanding. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2005			2004
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$751	2,216,201	$.34	$559	2,221,167	$.25

Effect of dilutive securities-Incremental shares from assumed conversion of options	—	300,150		—	260,421

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$751	2,516,351	$.30	$559	2,481,588	$.23

Nine Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$2,010	2,219,486	$.91	$1,506	2,149,269	$.70

Effect of dilutive securities- Incremental shares from assumed conversion of options and warrants	—	298,960		—	243,247

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,010	2,518,446	$.80	$1,506	2,392,516	$.63

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and nine months ended September 30, 2004:
Options	15,750	$21.31	2010-2014

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans. The Company has stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 393,750 (amended) for directors and 328,125 (amended) for employees. At September 30, 2005, no options remain available for grant under the directors’ plan and 70,781 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the 5% stock dividend paid in March 2005 (dollars in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2004	605,810	$ 7.62-21.31	8.99	5,446
Options granted	36,936	24.00-27.61	25.15	929
Options exercised	(6,563)	7.62	7.62	(50)
Options forfeited	(10,500)	27.61	27.61	(290)

Options outstanding at September 30, 2005	625,683	$ 7.62-27.61	9.65	6,035

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All per share information has been restated to reflect the 5% stock dividend paid in March, 2005 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$751	559	2,010	1,506
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(16)	(30)	(108)	(89)

Proforma net earnings	$735	529	1,902	1,417

Earnings per share:
Basic, as reported	$0.34	0.25	0.91	0.70

Basic, proforma	$0.33	0.24	0.86	0.66

Diluted, as reported	$0.30	0.23	0.80	0.63

Diluted, proforma	$0.29	0.21	0.75	0.59

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Risk-free interest rate	4.05%	4.93%
Dividend yield	—	—
Expected volatility	10%	9.27%
Expected life in years	4	10

Grant-date fair value of each option issued during the period	$4.03	8.25

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At September 30, 2005, the Bank was in compliance with its regulatory capital requirements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2005, and for the three- and nine- month periods ended September 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of September 30, 2005, the related interim condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2005 and 2004 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
October 17, 2005

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its five banking offices, three of which are located in Pinellas County and two banking offices are located in Charlotte and Hillsborough Counties, Florida. FCLS had minimal activity during the nine months ended September 30, 2005 and 2004.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2005, was from net deposit inflows of approximately $47.6 million, principle repayments and calls of securities of approximately $11.8 million and net cash provided by operating activities of approximately $5.4 million. Cash was used primarily to originate net loans of approximately $46.1 million, to purchase securities of approximately $11.8 million and to purchase premises and equipment of $2.9 million. At September 30, 2005, the Bank exceeded its regulatory liquidity requirements.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2005, follows (in thousands):

Contract Amount
Commitments to extend credit	$24,387

Unused lines of credit	$27,931

Standby letters of credit	$808

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2005	2004	2004
Average equity as a percentage of average assets	9.11%	10.32%	10.50%
Equity to total assets at end of period	8.51%	9.77%	10.24%
Return on average assets (1)	.99%	.94%	.97%
Return on average equity (1)	10.91%	9.15%	9.26%
Noninterest expenses to average assets (1)	2.81%	2.62%	2.61%
Nonperforming loans as a percentage of total assets at end of period	.01%	.04%	.06%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$239,165	4,198	7.02%	$183,624	2,848	6.20%
Securities	19,412	142	2.93	14,573	79	2.17
Other interest-earning assets (2)	10,132	41	1.62	7,355	17.92

Total interest-earning assets	268,709	4,381	6.52	205,552	2,944	5.73

Noninterest-earning assets	17,775			11,767

Total assets	$286,484			$217,319

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	92,655	337	1.46	62,034	184	1.19
Time deposits	101,603	788	3.10	88,326	518	2.35

Total interest-bearing deposits	194,258	1,125	2.32	150,360	702	1.87
Other interest-bearing liabilities (3)	17,367	148	3.41	15,192	117	3.08

Total interest-bearing liabilities	211,625	1,273	2.41	165,552	819	1.98

Noninterest-bearing liabilities	49,707			28,864
Stockholders’ equity	25,152			22,903

Total liabilities and stockholders’ equity	$286,484			$217,319

Net interest income		$3,108			$2,125

Interest-rate spread (4)			4.11%			3.75%

Net interest margin (5)			4.63%			4.14%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.27			1.24

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$225,659	11,401	6.74%	$174,142	8,046	6.16%
Securities	16,551	335	2.70	11,509	189	2.19
Other interest-earning assets (2)	10,922	130	1.59	9,397	60	0.85

Total interest-earning assets	253,132	11,866	6.25	195,048	8,295	5.67

Noninterest-earning assets	16,532			11,521

Total assets	$269,664			$206,569

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	86,754	745	1.15	59,409	384	0.86
Time deposits	99,282	2,159	2.90	83,505	1,577	2.52

Total interest-bearing deposits	186,036	2,904	2.08	142,914	1,961	1.83
Other interest-bearing liabilities (3)	15,591	386	3.30	16,256	370	3.03

Total interest-bearing liabilities	201,627	3,290	2.18	159,170	2,331	1.95

Noninterest-bearing liabilities	43,464			25,708
Stockholders’ equity	24,573			21,691

Total liabilities and stockholders’ equity	$269,664			$206,569

Net interest income		$8,576			$5,964

Interest-rate spread (4)			4.07%			3.72%

Net interest margin (5)			4.52%			4.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.26			1.23

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

General. Our net earnings for the three months ended September 30, 2005, increased to $751,000 or $.34 earnings per basic share and $.30 earnings per diluted share compared to $559,000 or $0.25 earnings per basic share and $.23 earnings per diluted share for the three months ended September 30, 2004. Net earnings increased due to an increase in net interest income, which was partially offset by a increase in noninterest expenses and income taxes.

Net Interest Income. Interest income increased to $4.4 million during the three months ended September 30, 2005, from $2.9 million in 2004. Interest on loans for the three months ended September 30, 2005 increased to $4.2 million from $2.8 million for the three months ended September 30, 2004. The increase in interest on loans was primarily due to an increase in the average balance of loans to $239.2 million, during the three months ended September 30, 2005 compared to $183.6 million, during the three months ended September 30, 2004. This increase was also due to an increase in the average yield earned to 7.02% for the three months ended September 30, 2005 from 6.20% for the three months ended September 30, 2004. Interest on securities increased to $142,000 during the three months ended September 30, 2005 from $79,000 for the three months ended September 30, 2004. The increase in interest income on securities was due to a increase in the average balance of securities from $14.6 million in 2004 to $19.4 million in 2005 and an increase in the average yield earned from 2.17% in 2004 to 2.93% in 2005.

Interest expense on interest bearing deposit accounts increased to $1.1 million during the three months ended September 30, 2005, compared to $702,000 during the three months ended September 30, 2004. The increase was due to an increase in the average balance of interest bearing deposits to $194.3 million in 2005 from $150.4 million in 2004 and an increase in the average rate paid from 1.87% in 2004 to 2.32% in 2005. Interest expense on other borrowings increased to $148,000 during the three months ended September 30, 2005, compared to $117,000 during the three months ended September 30, 2005. The increase was due to an increase in the average balance of other borrowings to $17.4 million in 2004 from $15.2 million in 2004, and an increase in the average rate paid on other borrowings to 3.41% during the three months ended September 30, 2005 compared to 3.08% during the three months ended September 30, 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

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

The provision for loan losses was $197,000 for the three months ended September 30, 2005 compared to $119,000 for the three months ended September 30, 2004. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.2 million at September 30, 2005. While management believes that its allowance for loan losses is adequate as of September 30, 2005, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $323,000 in 2005 from $257,000 for the three- months ended September 30, 2004 primarily due to an increase in gains recognized on the sale of loans held for sale.

Noninterest Expense. Total noninterest expense increased to $2.1 million for the three months ended September 30, 2005 from $1.4 million for the comparable period ended September 30, 2004, primarily due to an increase in employee compensation and benefits of $501,000 due to the overall growth of the Company and the opening of a new banking office in the first quarter of 2005 and the hiring of personnel for another banking office to be opened during the fourth quarter of 2005.

Income Taxes. Income taxes for the three months ended September 30, 2005, were $432,000 or 36.5% compared to $326,000 or 36.8% for the period ended September 30, 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

General. Our net earnings for the nine months ended September 30, 2005, increased to $2.0 million or $.91 earnings per basic share and $.80 earnings per diluted share compared to $1.5 million or $.70 earnings per basic share and $.63 earnings per diluted share for the nine months ended September 30, 2004. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expenses and income taxes.

Net Interest Income. Interest income increased to $11.9 million during the nine months ended September 30, 2005, from $8.3 million in 2004. Interest on loans for the nine months ended September 30, 2005 increased to $11.4 million from $8.0 million for the nine months ended September 30, 2004. The increase in interest on loans was primarily due to an increase in the average balance of loans to $225.7 million, during the nine months ended September 30, 2005 compared to $174.1 million, during the nine months ended September 30, 2004. This increase was also due to an increase in the average yield earned to 6.74% for the nine months ended September 30, 2005 from 6.16% for the nine months ended September 30, 2004. Interest on securities increased to $335,000 during the nine months ended September 30, 2005 from $189,000 for the nine months ended September 30, 2004. The increase in interest income on securities was due to an increase in the average balance of securities from $11.5 million in 2004 to $16.5 million in 2005 and an increase in the average yield earned from 2.19% in 2004 to 2.70% in 2005.

Interest expense on interest bearing deposit accounts increased to $2.9 million during the nine months ended September 30, 2005, compared to $2.0 million during the nine months ended September 30, 2004. The increase was due to an increase in the rate paid to 2.08% during the nine months ended September 30, 2005 from 1.83% during the nine months ended September 30, 2004, and an increase in the average balance of interest bearing deposits to $186.1 million in 2005 from $142.9 million in 2004. Interest expense on other borrowings increased to $386,000 during the nine months ended September 30, 2005, compared to $370,000 during the nine months ended September 30, 2004. The increase was due to an increase in the average rate paid on other borrowings to 3.30% during the nine months ended September 30, 2005 compared to 3.03% during the nine months ended September 30, 2004, partially offset by a decrease in the average balance of other borrowings to $15.6 million in 2005 from $16.3 million in 2004.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

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

The provision for loan losses was $557,000 for the nine months ended September 30, 2005 compared to $381,000 for the nine months ended September 30, 2004. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.2 million at September 30, 2005. While management believes that its allowance for loan losses is adequate as of September 30, 2005, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $848,000 in 2005 from $843,000 for the nine months ended September 30, 2004.

Noninterest Expense. Total noninterest expense increased to $5.7 million for the nine months ended September 30, 2005 from $4.0 million for the comparable period ended September 30, 2004, primarily due to an increase in employee compensation and benefits of $1.1 million due to the overall growth of the Company and the opening of a new banking office in the first quarter of 2005 and the hiring of personnel for another banking office to be opened during the fourth quarter of 2005.

Income Taxes. Income taxes for the nine months ended September 30, 2005, were $1.2 million or 37.0% compared to $874,000 or 36.7% for the period ended September 30, 2004.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
*	3.1	Amended and Restated Articles of Incorporation
*	3.2	Bylaws
*	4.1	Specimen Common Stock Certificate
*	4.3	Warrant Certificate
**	10.1	Employment Agreement of Kenneth P. Cherven dated June 16, 2002
*	10.2	First Amended and Restated Non-Employee Director Stock Option Plan
*	10.3	Long-Term Incentive Plan
*	10.4	Incentive Compensation Plan
***	10.5	Employment Agreement of Kenneth P. Cherven dated November 29, 2004
****	10.6	Deferred Compensation Plan of Kenneth P. Cherven dated January 1, 2005
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
**	99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with triple asterisk were submitted with the Company’s filing of Form 10-QSB on May 13, 2005.
****	Exhibits marked with quadruple asterisk were submitted with the Company’s filing of Form 10-QSB on August 12, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

(Registrant)

Date: November 1, 2005	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: November 1, 2005	By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Senior Vice President and
Chief Financial Officer