Form 10-K
period 2005-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2006-03-15
CIK 1082564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 000- 50357

FIRST COMMUNITY BANK CORPORATION OF AMERICA

A Florida Corporation

IRS Employer Identification No. 65-0623023

9001 Belcher Road

Pinellas Park, Florida 33782

(727) 520-0987

Securities Registered Pursuant to Section 12(b)

of the Securities Exchange Act of 1934: NONE

Securities Registered Pursuant to Section 12(g) of the Securities Exchange

Act of 1934: Common Stock, $0.05 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 159D0 of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $20.75, as quoted on the NASDAQ SmallCap Market, on March 1, 2006 was approximately $44,355,740. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 1, 2006: 3,796,750 shares of $.05 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in April 2006, are incorporated by reference into Part III of this report.

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

General

We are a Florida-based unitary savings and loan holding company with one bank subsidiary, First Community Bank of America (“First Community Bank”). Our bank subsidiary has six branch locations in Pinellas, Hillsborough, and Charlotte Counties. During 2006, we anticipate opening one additional office in Charlotte County.

We own all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity is the operations of First Community Bank. First Community Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County and one banking office located in Charlotte County, Florida. FCLS provides tax deferred 1031 exchange services for eligible transactions.

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

Future Growth

In the next few years, we plan to have sufficient capital on hand to take advantage of growth opportunities either through the acquisition of small banks in identified strategic markets, or through the acquisition of branch sites that may come available in markets we are trying to penetrate. Currently, we have no specific acquisition candidates targeted. During 2006, we anticipate opening one new office in our Charlotte County Region. The acquisition or formation of banks, the purchase of branch facilities, and the establishment of new branch facilities are subject to regulatory approvals and other requirements. See the “Supervision and Regulation” section for more details regarding the requirements surrounding the acquisition or formation of banks.

First Community Bank of America

First Community Bank, our primary operating subsidiary, is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its offices in Pinellas, Hillsborough and Charlotte Counties. As of December 31, 2005, First Community Bank had assets of approximately $325 million, net loans of $273 million and deposits of $273 million. Due to our strong focus on commercial lending, approximately 51% of our total loans are commercial and 14% of our total deposits are comprised of non-interest bearing checking accounts.

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

Construction and Development Loans. Construction and development loans are made on both a pre-sold and speculative basis, and generally have a fixed interest rate. If the borrower has entered into an arrangement to sell the property prior to beginning construction, we consider the loan to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, we consider the loan to be on a speculative basis. We make residential and commercial construction loans to builders and developers, as well as to consumers who wish to build their own homes. As of December 31, 2005, our construction real estate portfolio consists of 24% residential and 76% commercial real estate loans or $20.5 million in construction loans. We limit the term of most construction and development loans to 12 months, although we may structure the payments based on a longer amortization basis. We base speculative loans on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or appraiser inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction loan field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and our ability to administer and control all phases of the construction disbursements. Upon completion of the construction, we typically convert construction loans to permanent loans.

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

Information About Our Primary Markets

We currently consider our primary market areas to be Pinellas, Hillsborough, and Charlotte Counties. Pinellas County, located on Florida’s Gulf Coast, is a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east. Pinellas County estimated its population to be approximately one million between 2003 and 2010. Two of the top five beaches in the United States are located along the 588 miles of Pinellas County coastline, according to America’s Best Beaches’ List. Nicknamed the “Sunshine City,” St. Petersburg averages 361 sunny days every year, and is located in southeast Pinellas County. St. Petersburg is also home to the Tampa Bay Devil Rays. Top key business segments in Pinellas County are services industries, light manufacturing and financial services. Pinellas County has received the “Successful Community Award” for creating a special metropolitan region by improving housing, expanding recreational opportunities and protecting the environment. Hillsborough County is located midway along the west coast of Florida and is contiguous with Pinellas County. As of 2004, Hillsborough County estimated its population at 1,115,960. The City of Tampa is the largest city in Hillsborough County and is the third most populous city in Florida. It is approximately 20 miles northeast of St. Petersburg. Hillsborough’s key business segments include tourism, agriculture, construction, finance, health care, government, technology, and the port of Tampa, which is the seventh largest in the Nation. Tampa is home to both the NFL Tampa Bay Buccaneers and the NHL Tampa Bay Lightning. Charlotte County is located between Lee County (Fort Myers) and Sarasota County in Southwest Florida on the Gulf of Mexico. Charlotte County estimated its population in 2004 at 156,985. Port Charlotte, the county’s geographical center, is approximately 100 miles south of St. Petersburg. Charlotte County features over 70 parks and recreational areas, including Charlotte Harbor, which is the 17th largest estuary in the Nation and the 2nd largest estuary in the State encompassing 270 square miles. The top two business segments of the County are service industries and construction. Charlotte County has been designated one of the top ten sailing destinations by SAIL magazine, and ranked 3rd “Best in America” place to live and golf by Golf Digest.

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

Personnel

First Community has no employees of its own and operates using employees of First Community Bank. First Community Bank currently employs 74 full-time personnel and 6 part-time persons.

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

Our tangible capital, core capital, and risk-based capital ratios at December 31, 2005, were 7.33%, 9.46%, and 10.71%, respectively.

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

At December 31, 2005, we met each of our capital requirements. See Note 12 to the consolidated financial statements for a summary of the regulatory capital levels and percentages.

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

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires a savings institution to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. The definition of portfolio assets has recently been amended to include the small business loans upon which we focus. As of December 31, 2005, we exceeded the QTL test, maintaining approximately 96% of our portfolio assets in qualified thrift investments.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2005, dividends paid by the FHLB-Atlanta to First Community Bank amounted to approximately $44,000, at a yield of 4.14% of our pre-tax income. Should dividends be reduced, or interest on FHLB advances increased, our consolidated net interest income might also be reduced. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock we hold will not decrease as a result of any new legislation.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Act”). The Securities and Exchange Commission (“SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase our operating expenses. The effective date of the application of the provision of Section 404 of the Act concerning internal control compliance reporting for non-accelerated filers such as First Community has been extended to the first fiscal year ending on or after July 15, 2007.

Item 2. Description of Property.

We own our corporate headquarters, which also serves as our Mid-County office. Our headquarters is located at 9001 Belcher Road, Pinellas Park, Florida 33782 and consists of a 7,200 square foot, two-story stand alone building. The facility has three drive-through lanes and an ATM machine.

In addition to our headquarters, we currently have five branch offices: St. Petersburg, Largo, South Shore, West Shore, and Port Charlotte. We own our St. Petersburg, West Shore and Port Charlotte offices. The St. Petersburg office consists of a 7,400 square foot, single story facility, with two drive-through lanes and an ATM machine. Our West Shore office in Hillsborough County is a two-story, 6,200 square foot building, with four drive-through lanes and an ATM machine. The Port Charlotte office is located in a stand-alone building consisting of approximately 4,000 square feet, with one drive-through lane. We lease the Largo and South Shore offices. The Largo office consists of a 2,000 square foot, single story, stand alone facility with one drive-through lane. Our South Shore office, located in Apollo Beach in Hillsborough County, is a 3,227 square feet facility with one drive-through lane. During 2006, we will open the Deep Creek office in Charlotte County, which will be a two-story, 7,400 square foot building. The opening is anticipated for the fourth quarter of 2006.

We operate a loan production facility in Bradenton, Florida, which is leased. This facility consists of 400 square feet in an office complex.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On September 4, 2003, our stock began trading on The NASDAQ SmallCap Market under the symbol “FCFL.” As of March 1, 2006, there were 191 registered holders of common stock of the Company and approximately 503 street name holders. On March 15, 2005, we paid a stock dividend in common stock equal to 5% of the outstanding shares to shareholders of record as of the close of business on March 1, 2005. On January 20, 2006, a three-for-two stock split was issued to shareholders of record as of the close of business on January 10, 2006.

On March 1, 2006, the closing sales price of our common stock was $20.75. At December 31, 2005, the closing sales price of our stock was $17.89 (adjusted for stock split).

	Calendar Years
	2005		2004
	Low$	High$	Low$	High$
	(Per share)		(Per share)
First Quarter*	15.93	18.41	13.64	21.71
Second Quarter*	16.13	17.53	18.10	24.28
Third Quarter*	16.38	18.17	18.95	21.43
Fourth Quarter*	16.57	19.83	20.71	29.05

*	Reflects the 5% stock dividend paid on March 15, 2005 and three-for-stock split issued on January 20, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options**	Weighted-average exercise price of outstanding options**	Number of securities remaining available for future issuance under equity compensation plans* **
Equity compensation plans approved by security holders	534,744	$7.02	86,672

Equity compensation plans not approved by security holders	—	—	—

Total	534,744	$7.02	86,672

*	Excludes securities reflected in first column.
**	Reflects the 5% stock dividend paid on March 15, 2005 and the three-for-two stock split issued on January 20, 2006.

Item 6. Selected Consolidated Financial Data

The following selected financial data for the years ended December 31, 2005, 2004 and 2003, is derived from our financial statements and other data. The selected financial data should be read in conjunction with our financial statements, including the financial statement notes included elsewhere herein. Net loans are stated net of unearned income. Earnings per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents from stock options as required. Book value per share excludes the effect of any outstanding stock options.

	At or for the year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Selected Balance Sheet Data:
Total assets	$324,754	$241,806	$180,437
Cash and cash equivalents	21,698	9,738	3,197
Securities available for sale	8,918	13,032	3,949
Securities held to maturity	5,278	1,775	3,477
Loans, net	272,534	205,789	160,236
Deposit accounts	272,629	200,718	134,529
Stockholders’ equity	29,147	23,618	20,184

Selected Operating Data:
Total interest income	$16,765	$11,562	$9,211
Total interest expense	4,795	3,212	2,792
Net interest income	11,970	8,350	6,419
Provision for loan losses	795	605	668
Net interest income after provision for loan losses	11,175	7,745	5,751
Non-interest income	1,165	1,081	1,248
Non-interest expenses	7,805	5,620	4,700
Net earnings	2,863	2,023	1,468

Per Share Data(1):
Basic earnings per share	$.86	$.62	$.55
Diluted earnings per share	.79	.56	.51
Book value per share	7.78	7.09	6.43

Performance Ratios:
Return on average assets (R.O.A.)	1.02%	0.94%	0.89%
Return on average equity (R.O.E.)	11.34%	9.15%	8.98%
Dividend payout ratio	—	—	—
Equity to Assets	8.98	9.77	11.19
Interest-rate spread during the period	4.08	3.64	3.90
Net interest margin	4.57	4.13	4.21
Non-interest expense to average assets	2.79	2.62	2.86

Other Ratios and Data:
Average equity to average assets	9.03%	10.32%	9.96%
Allowance for loan losses to total loans	1.24	1.27	1.26
Net charge-offs to average loans	(0.01)	(0.00)	(0.04)
Non-performing loans to total loans	—	0.04	0.30
Allowance for loan losses to non-performing loans	—	3,300.00	425.21
Non-performing loans and foreclosed real estate as a percentage of total assets	—	0.05	0.29
Total number of full-service banking offices	6	4	4

(1)	All per share amounts have been adjusted to reflect the 5% stock dividend paid March 15, 2005 and the three-for-two stock split issued on January 20, 2006.

Item 7. Management’s Discussion and Analysis or Plan of Operation

General

We own all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity is the operations of First Community Bank. First Community Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County and one banking office located in Charlotte County, Florida. FCLS provides tax deferred 1031 exchange services for eligible transactions. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated financial statements.

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

We have not substantially changed any aspect of our overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior years that impacted the determination of the allowance during 2005.

Loans

We believe that general economic conditions in our primary service areas, including the real estate market, continue to be healthy due to the growth in the areas’ population and demand for real estate property and personal services. Accordingly, we have experienced continued demand for consumer and commercial loans in 2005 as net loans increased $66.7 million, or 32.4%, to $272.5 million at December 31, 2005. Commercial loan activity is focused on seasonal working capital loans and commercial real estate term loans. At December 31, 2005, 2004 and 2003, we had non-accrual loans with a balance of $0, $80,000 and $480,000, respectively.

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

	December 31,
Type of Loan	Amount 2005	Percent of Loans in Each Category to Total Loans 2005	Amount 2004	Percent of Loans in Each Category to Total Loans 2004	Amount 2003	Percent of Loans in Each Category to Total Loans 2003	Amount 2002	Percent of Loans in Each Category to Total Loans 2002	Amount 2001	Percent of Loans in Each Category to Total Loans 2001
	($ in thousands)
Residential mortgage loans	$75,585	27.3%	$44,147	21.2%	$39,783	24.5%	$38,568	30.7%	$35,964	39.9%
Commercial real estate loans	109,995	39.8	97,849	46.9	69,507	42.8	51,443	41. 0	32,840	36.5
Commercial loans	31,916	11.6	24,322	11.6	21,502	13.2	14,103	11. 3	8,983	10.0
Installment loans	58,708	21.3	42,335	20.3	31,578	19.5	21,391	17.0	12,249	13.6

Subtotal	$276,204	100.0%	$208,653	100.0%	$162,370	100.0%	$125,505	100.0%	$90,036	100.0%

Deduct:
Allowance for loan losses	(3,416)		(2,640)		(2,041)		(1,434)		(961)
Net deferred loan fees	(254)		(224)		(93)		(139)		(84)

Net loans	$272,534		$205,789		$160,236		$123,932		$88,991

The following is an analysis of maturities of our loans as of December 31, 2005 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Residential mortgage loans	$15,135	$14,955	$45,495	$75,585
Commercial real estate loans	17,764	29,734	62,497	109,995
Commercial loans	15,134	16,631	151	31,916
Installment loans	5,744	44,300	8,664	58,708

Total	$53,777	$105,620	$116,807	$276,204

All loans are recorded according to original terms and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2005, the amount of loans due after one year with fixed interest rates totaled approximately $62.7 million, while the amount of loans due after one year with floating interest rates totaled approximately $159.7 million. We generally do not make fixed-rate loans with maturities longer than five years.

At December 31, 2005, 2004, 2003, 2002 and 2001 non-accrual loans were as follows for the years indicated (in thousands):

	At December 31,
	2005	2004	2003	2002	2001
Residential mortgage loans	$—	$57	$480	$232	$182
Commercial real estate loans	—	—	—	—	—
Commercial loans	—	—	—	—	—
Installment loans	—	23	—	73	24

Total non-accrual loans	$—	$80	$480	$305	$206

At December 31, 2005, 2004, 2003, 2002 and 2001 there were no loans which would be defined as troubled debt restructurings or past due ninety days or more and still accruing.

An analysis of our allowance for loan losses and loan loss experience (charge-offs and recoveries) is furnished in the following table:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$2,640	$2,041	$1,434	$961	$525

Charge-offs:
Consumer	(20)	(54)	(6)	(26)	(8)
Commercial	(2)	(2)	(25)	(57)	(144)
Residential	—	—	(30)	—	—
Recoveries:
Consumer	2	14	—	—	—
Commercial	1	—	—	—	38
Residential	—	36	—	13	1

Net charge-offs	(19)	(6)	(61)	(70)	(113)
Provision for losses charged to operations	795	605	668	543	549

Balance at end of period	$3,416	$2,640	$2,041	$1,434	$961

Asset Quality Ratios

Net charge-offs to average loans	(0.01)%	(0.00)%	(0.04)%	(0.04)%	(0.07)%
Allowance for loan losses to total loans	1.24	1.27	1.26	1.14	1.07
Allowance for loan losses to non-performing loans	—	3,300.0	425.21	470.16	466.50
Non-performing loans to total loans	—	0.04	0.30	0.24	0.23
Non-performing loans to total assets	—	0.03	0.27	0.21	0.19

At December 31 the allowance for possible credit losses were generally allocated as follows for the years indicated:

	2005		2004		2003		2002			2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	($ in thousands)
Residential mortgage loans	$417	27.3%	$238	21.2%	$196	24.5%	$175	30.7%	$174	39.9%
Commercial real estate loans	1,447	39.8	1,251	46.9	907	42.8	676	41. 0	450	36.5
Commercial loans	819	11.6	699	11.6	426	13.2	263	11. 3	156	10.0
Installment loans	733	21.3	452	20.3	512	19.5	320	17.0	181	13.6

Total	$3,416	100.0%	$2,640	100.0%	$2,041	100.0%	$1,434	100.0%	$961	100.0%

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

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2005, 2004 and 2003 the carrying value of our investments:

	December 31,
Investment Category	2005	2004	2003
	($ in thousands)
Available for sale:
U.S. treasury securities	$1,971	$3,474	$—
U.S. government agency securities	6,104	8,432	3,542
Mortgage-backed securities	843	1,126	321
Collateralized mortgage obligations	—	—	86

Total	$8,918	$13,032	$3,949

Held to maturity:
U.S. Government agency securities	$1,366	$1,000	$3,477
Mortgage-backed securities	1,897	775	—
Municipal securities	2,015	—	—

Total	$5,278	$1,775	$3,477

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio ($ in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:
U.S. Treasury Securities	$1,483	2.66%	$488	2.96%	$—	—%	$—	—%	$1,971	2.74%
U.S. Government agency securities	5,442	2.23%	492	3.65%	—	—	170	6.11%	6,104	2.45%

Total	$6,925	2.32%	$980	3.31%	$—	$—	$170	6.11%

Mortgage-backed Securities									843	3.70%

Total									$8918	2.63%

Held to Maturity:
U.S. Government agency and municipal securities	$866	4.41%	$500	3.50%	$—	—%	$2,015	4.08%	$3,381	4.08%

Mortgage-backed Securities									1,897	3.92%

Total									$5,278	4.02%

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

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and borrowings from the Federal Home Loan Bank. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. We maintain lines of credit at SunTrust Bank and at the Bankers Bank upon which we can draw up to $7.5 million. The line of credit at SunTrust Bank is secured by our common stock. There was no balance drawn on that line of credit as of December 31, 2005. The line of credit at the Bankers Bank is unsecured and had no funds drawn at year end. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

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

Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $272.6, $200.7 and $134.5 million at December 31, 2005, 2004, and 2003, respectively. Most of the $71.9 million increase in deposits since December 31, 2004, was attributable to strong growth in savings, NOW and money market accounts as management directed a conscious effort to attract deposits from commercial business relationships. The funding requirements for loans have continued to increase in 2005, from 2004 levels. Net loans have increased $66.7 million during the period from December 31, 2004, to December 31, 2005. Management anticipates that a stable base of deposits will be our primary source of funding to meet both its short-term and long-term liquidity needs in the future.

The following table presents, for the years ended December 31 2005, 2004 and 2003 the average amount of, and average rate paid on, each of the following deposit categories

	Average Amount			Average Rate Paid
Deposit Category	2005	2004	2003	2005	2004	2003
	($ in thousands)
Non-interest bearing demand	$35,933	$34,003	$16,156	—%	—%	—%
Savings, NOW and money market deposits	88,654	52,822	44,851	1.31	1.03	.87
Time deposits	101,681	86,162	71,531	3.04	2.54	2.76

Total	$226,268	$172,987	$132,538	1.81%	1.58%	1.79%

The following table indicates the amount of outstanding time certificates of deposit of $100,000 or more and their respective maturities as of December 31 (in thousands)

2005
months or less	$17,464
3-12 months	17,640
1-3 years	18,543
Over 3 years	1,733

Total	$55,380

Borrowings. To date First Community Bank has relied on deposits, proceeds from sales of its loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as its major sources of funding. As of December 31, 2005, First Community Bank held repurchase agreements, which are used as sweep account for commercial customers, of approximately $3.7 million. In the future, First Community Bank also will rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet the demand for loans, First Community Bank has the ability to seek a portion of the needed funds through loans (advances) from the FHLB where it currently has the ability to borrow up to $30 million. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2005, 2004 and 2003 are set forth in the table below ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate	At December 31, 2005	2004	2003
2004	5.93	—	—	1,000
2004	3.86	—	—	1,000
2004	1.15	—	—	6,000
2004	1.32	—	—	2,000
2005	4.54	—	1,000	1,000
2005	1.94	—	1,000	1,000
2006	2.48	2,000	2,000	2,000
2007(1)	3.66	—	2,000	2,000
2007	3.34	2,000	2,000	2,000
2008	4.14	2,000	2,000	2,000
2008	4.45	3,000	—	—
2009	3.71	1,000	1,000	—
2010(2)	4.02	1,000	—	—
2012(3)	3.93	1,000	1,000	1,000

		$12,000	$12,000	$21,000

(1)	FHLB called in July 2005
(2)	FHLB has call option in September 2006
(3)	FHLB has a call option in April 2006

Average Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Real estate operating leases	$157	309	115	—	$581
Certificates of Deposit	77,291	38,196	4,846	—	120,333
Federal home loan bank advances	2,000	7,000	2,000	1,000	12,000

Total	$79,448	$45,505	$6,961	1,000	$132,914

Further discussion of the nature of each obligation is included in “Note 4-Premises and Equipment, Net”, “Note 5-Deposits”, and “Note 6-Federal Home Loan Bank Advances”.

Average Balance, Interest and Average Yields and Costs

The following is an analysis of the net interest earnings for the years ended December 31, 2005, 2004 and 2003 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities.

For purposes of these analyses, non-accruing loans, if any, are included in the average balances.

	For the Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in thousands)
ASSETS:
Earning assets:
Loans(1)	$233,888	$16,093	6.88%	$179,279	$11,165	6.23%	$139,572	$8,960	6.42%
Securities(2)	16,352	455	2.78	12,089	277	2.29	7,034	193	2.74
Other interest earnings assets	11,787	217	1.84	10,690	120	1.12	5,775	58	1.00

Total earning assets	262,027	16,765	6.40	202,058	11,562	5.72	152,381	9,211	6.04

Non-earning assets	17,542			12,325			11,823

Total Assets	$279,569			$214,383			$164,204

LIABILITIES:
Interest-bearing liabilities:
Savings NOW and money market	$88,654	$1,161	1.31	$52,822	$544	1.03	$44,851	$390.87
Time Deposits	101,681	3,092	3.04	86,162	2,190	2.54	71,531	1,976	2.76

Total Interest Bearing Deposits	190,335	4,253	2.23	138,984	2,734	1.97	116,382	2,366	2.03
Other borrowings(3)	16,017	542	3.38	15,674	478	3.05	14,212	426	3.00

Total interest-bearing liabilities	206,352	4,795	2.32	154,658	3,212	2.08	130,594	2,792	2.14

Non interest-bearing liabilities	47,967			37,606			17,262
Stockholders’ equity	25,250			22,119			16,348

Total liabilities and equity	$279,569			$214,383			$164,204

Net interest income		$11,970			$8,350			$6.419

Interest-rate spread(4)			4.08%			3.64%			3.90%

Net interest margin(5)			4.57%			4.13%			4.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.27			1.31			1.17

(1)	Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include non-performing loans.
(2)	Yields on securities available for sale are based on average amortized cost.
(3)	Other borrowings include Federal Home Loan Bank Advances, repurchase agreements with customers and First Community’s line of credit.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earnings assets and the weighted-average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2005 Compared to 2004 Increase (Decrease) Due to (In thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$1,165	$3,402	$361	$4,928
Securities	59	98	21	178
Other interest-earning assets	77	12	8	97

Total increase (decrease) in interest income	$1,301	$3,512	$390	$5,203

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	148	369	100	617
Time deposits	431	394	77	902
Other borrowings	52	10	2	64

Total increase (decrease) in interest expense	631	773	179	1,583

Net change in net interest income	$670	$2,739	$211	$3,620

	Year Ended December 31, 2004 Compared to 2003 Increase (Decrease) Due to (In thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$(265)	$2,549	$(79)	$2,205
Securities	(32)	139	(23)	84
Other interest-earning assets	7	49	6	62

Total increase (decrease) in interest income	$(290)	$2,737	$(96)	$2,351

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	67	69	18	154
Time deposits	(157)	404	(33)	214
Other borrowings	7	44	1	52

Total increase (decrease) in interest expense	(83)	517	(14)	420

Net change in net interest income	$(207)	$2,220	$(82)	$1,931

Comparison of the Years Ended December 31, 2005 and 2004

General. Our net earnings for the year ended December 31, 2005, increased to $2.9 million or $0.86 earnings per basic share and $0.78 earnings per diluted share compared to $2.0 million or $0.62 earnings per basic share and $0.56 earnings per diluted share for the year ended December 31 2004. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in non-interest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $16.8 million during the year ended December 31, 2005, from $11.6 million in 2004. Interest on loans for the year ended December 31, 2005 increased to $16.1 million from $11.2 million for the year ended December 31, 2004. The increase in interest on loans was primarily due to an increase in the average balance of loans during the year ended December 31, 2005 when compared the year ended December 31, 2004. This was primarily due to the opening of two new banking offices during 2005. This increase was also due to an increase in the average yield earned for the year ended December 31, 2005 when compared to 2004. Interest on securities increased to $455,000 during the year ended December 31, 2005, from $277,000 for the year ended December 31, 2004. The increase in interest income on securities was due to an increase in the average balance of securities in 2005 when compared to 2004 and an increase in the average yield earned in 2005 when compared to 2004. Interest on other interest earning assets increased to $217,000 during the year ended December 31, 2005, from $120,000 during the year ended December 31, 2004 due to an increase in the average balance and average yield earned in 2005.

Interest expense on interest bearing deposit accounts increased to $4.3 million during the year ended December 31, 2005, compared to $2.7 million during the year ended December 31, 2004. The increase was due to an increase in the average balance of interest bearing deposits in 2005 due to the opening of additional banking offices in 2005 and also an increase in the average rate paid on deposit accounts.

Interest expense on other borrowings increased to $542,000 during the year ended December 31, 2005, compared to $478,000 in 2004. The increase was primarily due to an increase in the average balance of such accounts.

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 3% - 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5% to 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% - 15% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit risk and portfolio composition changes.

The provision for loan losses was $795,000 for the year ended December 31, 2005 compared to $605,000 for the year ended December 31, 2004. Continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs which would require an increase to the loan loss reserves in the future.

The allowance for loan losses is $3,416,000 at December 31, 2005. While management believes that its allowance for loan losses is adequate as of December 31, 2005, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Non-interest Income. Non-interest income increased to $1,165,000 in 2005 from $1,081,000 for the year ended December 31, 2004. The increase is primarily due to an increase in gains recognized on the sale of loans held for sale.

Non-interest Expense. Total non-interest expense increased to $7.8 million for the year ended December 31, 2005 from $5.6 million for the comparable period ended December 31, 2004, primarily due to an increase in employee compensation and benefits of $1.4 million due to the overall growth of the Company and the opening of two new banking offices in 2005.

Income Taxes. Income taxes for the year ended December 31, 2005, was $1,672,000 or 36.9% compared to $1,183,000 or 36.9% for the year ended December 31, 2004.

Comparison of the Years Ended December 31, 2004 and 2003

General. Our net earnings for the year ended December 31, 2004, increased to $2.0 million or $0.62 earnings per basic share and $0.56 earnings per diluted share compared to $1.5 million or $0.55 earnings per basic share and $0.51 earnings per diluted share for the year ended December 31 2003. Net earnings increased due to an increase in net interest income, which was partially offset by decrease in non-interest income, an increase in non-interest expenses and the provision for income taxes.

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

Interest expense on other interest bearing liabilities increased to $478,000 during the year ended December 31, 2004, compared to $426,000 in 2003. The increase was primarily due to an increase in the average balance of such liability accounts.

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

Item 7A. Market Risk

ASSET/LIABILITY MANAGEMENT

It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of First Community Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Our management seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

The asset/liability mix is monitored on a quarterly basis and a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to First Community Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on the Banks’ earnings.

INTEREST SENSITIVITY

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

At December 31, 2005, we had $165.8 million in interest sensitive assets compared to $200.3 million in interest sensitive liabilities that will mature or re-price within a year.

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

The following is a combined maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2005.

	0-90 Days	91-365 Days	Over 1 Year to 5 Years	Over 5 Years to Ten Years	Over Ten Years	Total
	($ in thousands)
Interest earning assets:
Interest-bearing deposits with banks	$19,617	$80	$255	$—	$—	$19,952
Investment securities(1)	997	6,794	2,230	—	4,175	14,196
Loans	105,883	31,249	125,100	6,253	7,719	276,204
Federal Home Loan Bank Stock	1,109	—	—	—	—	1109

Total rate-sensitive assets	$127,606	$38,123	$127,585	$6,253	$11,894	$311,461

Savings, NOW and Money Market Deposits	115,286	—	—	—	—	115,286
Time Deposits	29,072	48,223	43,038	—	—	120,333
Other borrowings(1)	3,709	4,000	8,000	—	—	15,709

Total rate sensitive liabilities	$148,067	52,223	$51,038	$—	$—	$251,328

Interest sensitivity gap:
Sensitive assets less rate sensitive liabilities	(20,461)	(14,100)	76,547	6,253	$11,894	$60,133

Cumulative Gap	$(20,461)	$(34,561)	$41,986	$48,239	$60,133

(1)	Investments and Federal Home Loan Bank Advances are scheduled through call dates

MARKET RISK MANAGEMENT

Our market risk is the risk of loss that may result from changes in market prices and rates. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. The measurement of market risk associated with financial instruments is meaningful only when related offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while the ALCO relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) that limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Because gap analysis may not adequately address the interest rate risk, we also use simulation models to analyze net income sensitivity to movements in interest rates.

Economic Value of Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using the OTS model. This model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

At December 31, 2005, our economic value of equity exposure related to those hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shock at December 31, 2005.

Interest Rate Scenario	Economic Value	Percentage Change From Base	Percentage of Total Assets	Percentage of Equity Book Value
	(In thousands)
Up 200 basis points	35,549	(4.44)%	10.95%	121.97%
Up 100 basis points	36,415	(2.11)	11.21	124.94
BASE	37,201	—	11.46	127.63
Down 100 basis points	37,588	1.04	11.57	128.96
Down 200 basis points	37,739	1.45	11.62	129.48

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2005, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates.

This analysis calculates the difference between net income forecasted using a rising and a falling interest rate scenario and net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationship for each of our products. Many of our assets are floating rate loans, which are assumed to reprice immediately in proportion to a change in market rates as specified in the underlying contractual agreements. Accordingly, the simulation model uses indexes to estimate these prepayments and reinvest the proceeds at current yields. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over 12 months by 200 basis points. At December 31, 2005, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change From Base
	(In thousands)
Up 200 basis points	13,759	1.18%
BASE	13,599	—
Down 200 basis points	12,967	(4.65)

Item 8. Financial Statements

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

St. Petersburg, Florida:

We have audited the accompanying consolidated balance sheets of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

February 24, 2006

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Cash and due from banks	$2,273	2,513
Interest-bearing deposits with banks	19,425	7,225

Cash and cash equivalents	21,698	9,738

Other interest-bearing deposits with banks	527	715
Securities available for sale	8,918	13,032
Securities held to maturity	5,278	1,775
Loans, net of allowance for loan losses of $3,416 in 2005 and $2,640 in 2004	272,534	205,789
Federal Home Loan Bank stock, at cost	1,109	898
Premises and equipment, net	8,790	5,241
Foreclosed real estate	—	49
Accrued interest receivable	1,245	811
Deferred income taxes	1,471	849
Bank owned life insurance	2,310	2,224
Other assets	874	685

	$324,754	241,806

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	37,010	37,255
Savings, NOW and money-market deposits	115,286	68,909
Time deposits	120,333	94,554

Total deposits	272,629	200,718
Federal Home Loan Bank advances	12,000	12,000
Other borrowings	3,709	1,122
Accrued expenses and other liabilities	7,269	4,348

Total liabilities	295,607	218,188

Commitments (Notes 4 and 14)

Stockholders’ equity:
Common stock, $0.05 and $0.08 par value, 6,250,000 shares authorized, 3,747,582 and 2,115,497 shares issued and outstanding in 2005 and 2004	187	169
Additional paid-in capital	22,032	19,374
Retained earnings	6,994	4,136
Accumulated other comprehensive income (loss)	(66)	(61)

Total stockholders’ equity	29,147	23,618

	$324,754	241,806

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,_
	2005	2004	2003
Interest income:
Loans	$16,093	11,165	8,960
Securities	455	277	193
Other interest earning assets	217	120	58

Total interest income	16,765	11,562	9,211

Interest expense:
Deposits	4,253	2,734	2,366
Other borrowings	542	478	426

Total interest expense	4,795	3,212	2,792

Net interest income	11,970	8,350	6,419

Provision for loan losses	795	605	668

Net interest income after provision for loan losses	11,175	7,745	5,751

Noninterest income:
Service charges on deposit accounts	521	544	532
Other service charges and fees	127	115	102
Income from bank owned life insurance	86	89	102
Gain on sale of loans held for sale	140	102	258
Other	291	231	254

Total noninterest income	1,165	1,081	1,248

Noninterest expenses:
Employee compensation and benefits	4,976	3,532	2,941
Occupancy and equipment	852	586	518
Data processing	749	567	429
Professional fees	197	192	206
Office supplies	203	109	90
Insurance	165	125	103
Advertising	31	49	27
Other	632	460	386

Total noninterest expenses	7,805	5,620	4,700

Earnings before income taxes	4,535	3,206	2,299

Income taxes	1,672	1,183	831

Net earnings	$2,863	2,023	1,468

Earnings per share:
Basic earnings per share	$.86	.62	.55

Diluted earnings per share	$.78	.56	.51

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except share amounts)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at December 31, 2002	1,021,748	$102	10,477	645	37	11,261

Comprehensive income:
Net earnings	—	—	—	1,468	—	1,468
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(36)	(36)

Comprehensive income						1,432

Exercise of stock options	350	—	4	—	—	4
Exercise of stock warrants	3,125	—	37	—	—	37
Sale of common stock, net of offering costs of $530	570,000	57	7,393	—	—	7,450
Five-for-four stock split	397,971	—	—	—	—	—

Balance at December 31, 2003	1,993,194	159	17,911	2,113	1	20,184

Comprehensive income:
Net earnings	—	—	—	2,023	—	2,023
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(62)	(62)

Comprehensive income						1,961

Exercise of stock options	12,600	1	100	—	—	101
Exercise of stock warrants	109,703	9	1,307	—	—	1,316
Tax benefit from stock options exercised	—	—	56	—	—	56

Balance at December 31, 2004	2,115,497	$169	19,374	4,136	(61)	23,618

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except share amounts)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at December 31, 2004	2,115,497	$169	19,374	4,136	(61)	23,618

Comprehensive income:
Net earnings	—	—	—	2,863	—	2,863
Net change in unrealized loss on securities available for sale, net of taxes of $3	—	—	—	—	(5)	(5)

Comprehensive income						2,858

Exercise of stock options	288,750	23	2,643	—	—	2,666
Tax benefit from stock options exercised	—	—	298	—	—	298
Repurchase of common stock	(11,500)	(1)	(287)	—	—	(288)
5% stock dividend, fractional shares paid-in cash of $4	105,641	9	(9)	(4)	—	(4)
Three-for-two stock split, fractional shares paid-in cash of $1	1,249,194	(13)	13	(1)	—	(1)

Balance at December 31, 2005	3,747,582	$187	22,032	6,994	(66)	29,147

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$2,863	2,023	1,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	795	605	668
Depreciation and amortization	311	257	236
Net amortization of deferred loan fees and costs	30	112	102
Income from bank owned life insurance	(86)	(89)	(102)
(Gain) loss on sale of foreclosed real estate	(1)	22	(9)
Origination of loans held for sale	(11,339)	(5,477)	(13,336)
Proceeds from sale of loans held for sale	10,256	5,814	14,196
Gain on sale of loans held for sale	(140)	(102)	(258)
Increase in accrued interest receivable	(434)	(156)	(57)
(Increase) decrease in other assets	(189)	354	(275)
Deferred income taxes	(622)	(269)	(270)
Increase (decrease) in accrued expenses and other liabilities	3,221	1,528	(61)

Net cash provided by operating activities	4,665	4,622	2,302

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	188	(715)	—
Purchase of securities available for sale	(487)	(10,374)	(3,519)
Principal payments on securities available for sale	593	192	6,066
Proceeds from calls and maturities of securities available for sale	4,000	1,000	1,500
Principal payments on securities held to maturity	377	202	14
Purchase of securities held to maturity	(12,422)	(500)	(6,495)
Proceeds from calls and maturities of securities held to maturity	8,542	2,000	3,513
Net increase in loans	(66,347)	(46,560)	(37,809)
Purchase of premises and equipment, net	(3,860)	(1,427)	(270)
Proceeds from sale of foreclosed real estate	50	32	94
(Purchase) redemption of Federal Home Loan Bank stock	(211)	152	(425)

Net cash used in investing activities	(69,577)	(55,998)	(37,331)

Cash flows from financing activities:
Increase in deposits	71,911	66,189	13,897
Proceeds from Federal Home Loan Bank advances	33,800	1,000	15,000
Repayments of Federal Home Loan Bank advances	(33,800)	(10,000)	(4,000)
Repayment of line of credit	—	—	(1,100)
Proceeds from sale of common stock	—	—	7,450
Net increase (decrease) in other borrowings	2,587	(689)	544
Proceeds from exercise of stock options and warrants	2,666	1,417	41
Repurchase of common stock	(288)	—	—
Fractional shares of stock dividend paid in cash	(4)	—	—

Net cash provided by financing activities	76,872	57,917	31,832

Net increase (decrease) in cash and cash equivalents	11,960	6,541	(3,197)

Cash and cash equivalents at beginning of year	9,738	3,197	6,394

Cash and cash equivalents at end of year	$21,698	9,738	3,197

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,741	3,266	2,758

Income taxes	$2,041	1,265	1,411

Noncash transactions:
Transfer from loans to foreclosed real estate	$—	55	133

Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of income taxes	$(5)	(62)	(36)

Tax benefit from stock options exercised	$298	56	—

Fractional shares of stock split accrued	$(1)	—	—

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2005 and 2004 and For Each of the Three Years

in the Period Ended December 31, 2005

(1)	Description of Business and Summary of Significant Accounting Policies

Organization. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County and one banking office located in Charlotte County, Florida. FCLS provides tax deferred 1031 exchange services for eligible transactions. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated financial statements.

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

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirement at December 31, 2005 and 2004 was approximately $117,000 and $1,647,000, respectively. The difference is due to a deposit reclassification methodology that was approved by the Federal Reserve Board.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in accumulated other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are reported on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

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

Loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

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

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $1,386,000 and $163,000 of loans held for sale at December 31, 2005 and 2004, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.

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

Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans, (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the Loan Officer, Loan Review, Loan Committee or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 3% to 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5% to 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% to 15% and 50% on substandard and doubtful loans the loans are individually reviewed for any addition reserve that may be necessary. All other loans, graded pass are multiplied by an historical industry experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

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

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill during the years ended December 31, 2005, 2004 or 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. On October 17, 2005, the Board of Directors approved the acceleration of vesting for all unvested options and all remaining stock-base employee compensation is reflected in 2005. All per share information has been restated to reflect the 5% stock dividend paid in March, 2005 and the three-for-two stock split declared in December, 2005 (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003
Net earnings, as reported	$2,863	2,023	1,468
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(133)	(99)	(77)

Proforma net earnings	$2,730	1,924	1,391

Earnings per share:
Basic, as reported	$.86	.62	.55

Basic, proforma	$.82	.59	.52

Diluted, as reported	$.78	.56	.51

Diluted, proforma	$.74	.53	.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.79%	4.93%	4.49%
Dividend yield	—	—	—
Expected volatility 10.00%	9.27%	—%
Expected life in years	3	10	10

Per share grant-date fair value of options issued during the year	$3.82	8.25	2.48

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

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. All per share information has been restated to reflect the 5% stock dividend paid in March, 2005 and the three-for-two stock split declared in December, 2005.

Recent Accounting Pronouncements. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received. The SOP also prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for nonsubstantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. Effective January 1, 2006, the Company will begin expensing the fair value of any future grants of stock options. The Company has no unvested stock options at December 31, 2005.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Reclassifications. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

(2)	Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2005:
U.S. Treasury securities	$1,994	—	(23)	1,971
U.S. government agency securities	6,169	—	(65)	6,104
Mortgage-backed securities	861	—	(18)	843

	$9,024	—	(106)	8,918

At December 31, 2004:
U.S. Treasury securities	3,486	3	(15)	3,474
U.S. government agency securities	8,508	—	(76)	8,432
Mortgage-backed securities	1,136	—	(10)	1,126

	$13,130	3	(101)	13,032

Held to Maturity:
At December 31, 2005:
U.S. government agency securities	1,366	—	(12)	1,354
Mortgage-backed securities	1,897	—	(50)	1,847
Municipal securities	2,015	—	(19)	1,996

	$5,278	—	(81)	5,197

At December 31, 2004:
U.S. government agency securities	1,000	—	(1)	999
Mortgage-backed securities	775	—	(9)	766

	$1,775	—	(10)	1,765

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued

The scheduled maturities of securities at December 31, 2005 were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$6,997	6,925	866	863
One to five years	996	980	500	491
After ten years	170	170	2,015	1,996
Mortgage-backed securities	861	843	1,897	1,847

	$9,024	8,918	5,278	5,197

There were no sales of securities in 2005, 2004 or 2003.

Securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasury securities	$—	—	(23)	1,971
U.S. government agency securities	—	—	(65)	6,104
Mortgage-backed securities	(13)	394	(5)	449

Total securities available for sale	$(13)	394	(93)	8,524

Securities held to maturity:
U.S. government agency securities	(12)	1,354	—	—
Mortgage-backed securities	(35)	1,342	(15)	505
Municipal securities	(19)	1,996	—	—

Total securities held to maturity	$(66)	4,692	(15)	505

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

As of December 31, 2005 and 2004, securities with a carrying value of approximately $6,175,000 and $6,886,000, respectively, were pledged for repurchase agreements and for various purposes required or permitted by law.

(3)	Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2005	2004
Residential mortgage loans	$75,585	44,147
Commercial real estate loans	109,995	97,849
Commercial loans	31,916	24,322
Installment loans	58,708	42,335

Total loans	276,204	208,653

Deduct:
Allowance for loan losses	(3,416)	(2,640)
Net deferred loan fees	(254)	(224)

Loans, net	$272,534	205,789

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance at beginning of year	$2,640	2,041	1,434
Provision for loan losses	795	605	668
(Charge-offs) net of recoveries	(19)	(6)	(61)

Balance at end of year	$3,416	2,640	2,041

There were no impaired loans identified during the years ended December 31, 2005, 2004 or 2003.

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2005	2004
Nonaccrual loans	$—	80
Past due ninety days or more, still accruing	—	—

	$—	80

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment, Net

Components of premises and equipment are summarized as follows (in thousands):

	At December 31,
	2005	2004
Land	$3,319	1,879
Buildings	4,834	3,069
Furniture, fixtures and equipment	1,773	1,294
Leasehold improvements	214	52

Total, at cost	10,140	6,294
Less accumulated depreciation and amortization	(1,350)	(1,053)

	$8,790	5,241

The Company leases two branch offices and a loan production office. The terms of the leases are for two to five years. The Largo branch office lease contains escalation clauses and four three-year renewal options. The Apollo Beach branch lease includes escalation clauses and two five-year renewal options. The loan production office lease includes escalation clauses and a two-year renewal option. Rent expense under operating leases was approximately $128,000, $57,000 and $29,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum payments under these operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2006	$157
2007	163
2008	146
2009	108
2010	7

Total	$581

In December 2005, the Company executed a contract to build a new branch in Port Charlotte, Florida for approximately $1.6 million. The Company expects to open the branch in the fourth quarter of 2006, subject to regulatory approval.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Deposits

The aggregate amount of time deposits of $100,000 or more was approximately $55.4 million and $43.0 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount
2006	$77,291
2007	28,433
2008	9,763
2009	2,233
2010	2,613

Total	$120,333

(6)	Federal Home Loan Bank Advances

A summary of the Company’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity follows ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate	At December 31,
		2005	2004
2005	4.54	$—	1,000
2005	1.94	—	1,000
2006	2.48	2,000	2,000
2007(1)	3.66	—	2,000
2007	3.34	2,000	2,000
2008	4.14	2,000	2,000
2008	4.45	3,000	—
2009	3.71	1,000	1,000
2010(2)	4.02	1,000	—
2012(3)	3.93	1,000	1,000

		$12,000	12,000

(1)	FHLB called in July 2005.
(2)	FHLB has a call option in September 2006.
(3)	FHLB has a call option in April 2006.

The Company has entered into a collateral agreement with the FHLB. These advances are collateralized by all of the Company’s FHLB stock and a blanket floating lien on all qualified 1-4 family mortgage loans.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2005 and 2004, the outstanding balance of such borrowings totaled approximately $3,709,000 and $1,122,000, respectively and the Company pledged securities with a carrying value of approximately $5,678,000 and $3,511,000, respectively as collateral for these agreements.

(8)	Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$1,958	1,240	940
State	336	212	161

Total current	2,294	1,452	1,101

Deferred:
Federal	(531)	(230)	(231)
State	(91)	(39)	(39)

Total deferred	(622)	(269)	(270)

Total income taxes	$1,672	1,183	831

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	% of Earnings	Amount	% of Earnings	Amount	% of Earnings
Income taxes at statutory rate	$1,542	34.0%	$1,087	34.0%	$782	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal benefit	162	3.6	114	3.6	81	3.5
Other	(32)	(.7)	(18)	(.7)	(32)	(1.4)

Income taxes	$1,672	36.9%	$1,183	36.9%	$831	36.1%

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,211	904
Deferred loan fees	322	269
Deferred compensation	218	—
Other	—	10

Total deferred tax assets	1,751	1,183

Deferred tax liabilities:
Accrual to cash conversions	—	(37)
Deferred loan costs	(229)	(185)
FHLB dividends	—	(16)
Accumulated depreciation	(51)	(96)

Total deferred tax liabilities	(280)	(334)

Net deferred tax asset	$1,471	849

(9)	Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company contributed approximately $88,000, $68,000 and $50,000 to the plan during the years ended December 31, 2005, 2004 and 2003, respectively.

(10)	Benefit Agreement

During the year ended December 31, 2005, the Company entered into a Salary Continuation Agreement (the “Agreement”) with the President and Chief Executive Officer of the Company which requires the Company to provide salary continuation benefits to him upon retirement. The Agreement requires the Company to pay monthly benefits following normal retirement age. The Agreement also provides for salary continuation in the event of a change in control of the Company and for early voluntary termination. The Company is accruing the present value of the future benefits over the term of the Agreement. The Company expensed approximately $83,000, under the Agreement in 2005.

(11)	Stockholders’ Equity

In 2001, the Company sold 180,784 shares of common stock for an aggregate of approximately $2,169,000 in a private placement stock offering (the “Offering”). For each two shares of common stock purchased in the Offering, the purchaser received a warrant to purchase one share of common stock for a price of $12.00. All warrants issued pursuant to the Offering expired June 30, 2004. During the year ended December 31, 2004, 109,703 warrants were exercised.

In February, 2005, the Company declared a 5% stock dividend to shareholders of record on March 1, 2005 which was paid on March 15, 2005.

On December 19, 2005, a three-for-two stock split was declared by the Company for shareholders of record as of January 10, 2006, which was paid on January 20, 2006. Also, the par value of the common stock was decreased from $.08 per share to $.05 per share.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2005:
Total capital to Risk-Weighted assets	$26,506	10.71%	$19,794	8.00%	$24,743	10.00%
Tier I Capital to Risk-Weighted Assets	23,413	9.46	9,897	4.00	14,846	6.00
Tier I Capital (to Total Assets)	23,413	7.33	12,785	4.00	15,981	5.00

As of December 31, 2004:
Total capital to Risk-Weighted assets	20,970	11.10	15,110	8.00	18,887	10.00
Tier I Capital to Risk-Weighted Assets	18,609	9.85	7,555	4.00	11,332	6.00
Tier I Capital (to Total Assets)	18,609	7.79	9,572	4.00	11,966	5.00

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Related Parties

The aggregate amount of loans owed to the Company by its officers and directors at December 31, 2005 and 2004 was approximately $306,000 and $518,000, respectively. During 2005, total principal additions were approximately $582,000 and total principal payments were approximately $794,000.

(14)	Financial Instruments

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments, and at December 31, 2005 and 2004 such collateral amounted to $574,000 and $2,670,000, respectively.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Financial Instruments, Continued

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2005		At December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,698	21,698	9,738	9,738
Other interest-bearing deposits with banks	527	527	715	715
Securities	14,196	14,115	14,807	14,797
Loans	272,534	269,139	205,789	207,485
Federal Home Loan Bank stock	1,109	1,109	898	898
Accrued interest receivable	1,245	1,245	811	811

Financial liabilities:
Deposits	272,629	278,396	200,718	205,192
Federal Home Loan Bank advances	12,000	11,686	12,000	10,049
Other borrowings	3,709	3,709	1,122	1,122

A summary of the notional amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at December 31, 2005, follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$57,352	—	—

Unused lines of credit	$28,492	—	—

Standby letters of credit	$675	—	—

(15)	Credit Risk

Most of the Company’s business activity is with customers located within Charlotte, Pinellas and Hillsborough Counties, Florida. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Charlotte, Pinellas and Hillsborough Counties.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Stock Option Plans

The Company has stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 590,625 (amended) for directors and 492,188 (amended) for employees. At December 31, 2005, no options remain available for grant under the directors’ plan and 86,672 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the 5% stock dividend paid in March, 2005 and the three-for-two stock split declared in December, 2005 (dollars in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2003	904,935	$5.08-7.62	5.76	5,211
Options granted	23,625	14.21	14.21	336
Options exercised	(19,845)	(5.08-6.09)	(5.09)	(101)

Options outstanding at December 31, 2004	908,715	5.08-14.21	6.00	5,446
Options granted	74,904	16.00-18.41	16.88	1,262
Options exercised	(433,125)	(5.08-7.62)	6.15	(2,664)
Options forfeited	(15,750)	(18.41)	18.41	(290)

Options outstanding at December 31, 2005	534,744	$5.08-18.41	7.02	3,754

The weighted-average remaining contractual life of options outstanding at December 31, 2005 and 2004 was 4.0 years and 5.4 years, respectively. The Company accelerated the vesting of all unvested options in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. At December 31, 2005, all options are exercisable.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend paid in March, 2005 and the three-for-two stock split declared in December 2005. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31, 2005:
Basic EPS:
Net earnings available to common stockholders	$2,863	3,344,088	$.86

Effect of dilutive securities-
Incremental shares from assumed conversion of options		341,303

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,863	3,685,391	$.78

Year Ended December 31, 2004:
Basic EPS:
Net earnings available to common stockholders	2,023	3,251,039	$.62

Effect of dilutive securities-
Incremental shares from assumed conversion of options		383,510

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,023	3,634,549	$.56

Year Ended December 31, 2003:
Basic EPS:
Net earnings available to common stockholders	1,468	2,688,933	$.55

Effect of dilutive securities-
Incremental shares from assumed conversion of options		218,414

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,468	2,907,347	$.51

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Earnings Per Share, Continued

At December 31, 2005 and 2004, the following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Options	Exercise Price	Expire
2005
Options	750	17.64	2011

2004
Options	23,625	14.21	2014

(18)	Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2005	2004
Assets
Cash	$5,047	4,559
Investment in subsidiaries	23,803	18,990
Other assets	306	75

Total assets	$29,156	23,624

Liabilities and Stockholders’ Equity
Liabilities	9	6
Stockholders’ equity	29,147	23,618

Total liabilities and stockholders’ equity	$29,156	23,624

Condensed Statements of Earnings

	Year Ended December 31,
	2005	2004	2003
Revenues	$79	53	27
Expenses	(84)	(77)	(44)

Loss before earnings of subsidiaries	(5)	(24)	(17)
Earnings of subsidiaries	2,868	2,047	1,485

Net earnings	$2,863	2,023	1,468

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$2,863	2,023	1,468
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,868)	(2,047)	(1,485)
Increase in other assets	(231)	(61)	(8)
Increase (decrease) in liabilities	2	62	(8)

Net cash used in operating activities	(234)	(23)	(33)

Cash flows used in investing activity-Investment in subsidiaries	(1,652)	(1,350)	(3,178)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,666	1,417	41
Repurchase of common stock	(288)	—	—
Fractional shares of stock dividend paid in cash	(4)	—	—
Proceeds from sale of common stock, net	—	—	7,450
Repayment of line of credit	—	—	(1,100)

Net cash provided by financing activities	2,374	1,417	6,391

Net increase in cash	488	44	3,180
Cash at beginning of year	4,559	4,515	1,335

Cash at end of year	$5,047	4,559	4,515

Supplemental disclosure of cash flow information-Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale of the Bank, net of income taxes	$(5)	(62)	(36)

Tax benefit from common stock options exercised and increase in investment in subsidiaries	$298	56	—

Fractional shares of stock split accrued	$(1)	—	—

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Neither First Community nor First Community Bank has had any disagreements with its accountants.

Item 9a. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information required by this item appears in First Community’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference. We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with this report on Form 10-K as Exhibit 14. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Kay M. McAleer, Vice President/Corporate Secretary, First Community Bank Corporation of America, 9001 Belcher Road, Pinellas Park, Florida 33782.

Item 11. Executive Compensation.

Information required by this item appears in First Community’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Executive Compensation” and “Compensation Committee Report”, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item appears in First Community’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

Information required by this item appears in First Community’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item appears in First Community’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Audit Fees” and “All Other Fees” and is hereby incorporated by reference.

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report at pages F-1 through F-29.

Consolidated Financial Statements of First Community Bank Corporation of America, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2005 and 2004;

3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003.

4.	Notes to Consolidated Financial Statements

Exhibits.

The following exhibits are filed with or incorporated by reference into this report. Certain of the exhibits were previously filed as a part of First Community’s Registration Statement on Form SB-2 and Form 10-QSB as indicated and are hereby incorporated by reference.

Exhibit No.	Description of Exhibit
*3.1	Amended and Restated Articles of Incorporation

*3.2	Bylaws

3.3	Amendment to Amended and Restated Articles of Incorporation

*4.1	Specimen Common Stock Certificate

*4.3	Warrant Certificate

**10.1	Employment Agreement of Kenneth P. Cherven

*10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*10.3	Long-Term Incentive Plan

*10.4	Incentive Compensation Plan

14.	Code of Ethics

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/s/ Kenneth P. Cherven Kenneth P. Cherven, President and Chief Executive Officer

Date: March 13, 2006

By	/s/ John A. Stewart, Jr. John A. Stewart, Jr., Chief Financial Officer

Date: March 13, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad Bishop	March 13, 2006
Brad Bishop, Director	Date

/s/ Kenneth P. Cherven	March 13, 2006
Kenneth P. Cherven, Director, President and Chief Executive Officer	Date

/s/ Kenneth Delarbre	March 13, 2006
Kenneth Delarbre, Director	Date

/s/ Edwin C. Hussemann	March 13, 2006
Edwin C. Hussemann, Director	Date

/s/ James Macaluso	March 13, 2006
James Macaluso, Director	Date

/s/ David K. Meehan	March 13, 2006
David K. Meehan, Director	Date

/s/ Robert G. Menke	March 13, 2006
Robert G. Menke, Director	Date

/s/ Robert M. Menke	March 13, 2006
Robert M. Menke, Director	Date

Exhibit Index

Exhibit No.	Description

3.3	Amendment to Amended and Restated Articles of Incorporation

14.	Code of Ethics

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002