Form 10-Q
period 2006-03-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2006-05-04
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-50357

FIRST COMMUNITY BANK CORPORATION OF AMERICA

(Exact name of registrant as specified in its charter)

Florida	65-0623023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9001 Belcher Road

Pinellas Park, Florida 33782

(Address of principal executive offices) (Zip Codes)

(727) 520-0987

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Check One:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	3,796,750 shares
(class)	Outstanding at April 26, 2006

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$2,263	2,273
Interest-bearing deposits with banks	9,921	19,425

Cash and cash equivalents	12,184	21,698

Other interest-bearing deposits with banks	335	527
Securities available for sale	7,849	8,918
Securities held to maturity	7,326	5,278
Loans, net of allowance for loan losses of $3,476 in 2006 and $3,416 in 2005	298,318	272,534
Federal Home Loan Bank stock, at cost	1,495	1,109
Premises and equipment, net	8,696	8,790
Accrued interest receivable	1,284	1,245
Deferred income taxes	1,471	1,471
Bank owned life insurance	2,331	2,310
Other assets	1,236	874

	$342,525	324,754

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	41,755	37,010
Savings, NOW and money-market deposits	105,688	115,286
Time deposits	132,841	120,333

Total deposits	280,284	272,629

Federal Home Loan Bank advances	18,000	12,000
Other borrowings	5,922	3,709
Accrued expenses and other liabilities	7,871	7,269

Total liabilities	312,077	295,607

Stockholders’ equity:
Common stock, $0.05 par value, 6,250,000 shares authorized, 3,796,750 and 3,747,582 shares issued and outstanding in 2006 and 2005	189	187
Additional paid-in capital	25,262	24,826
Retained earnings	5,047	4,200
Accumulated other comprehensive loss	(50)	(66)

Total stockholders’ equity	30,448	29,147

	$342,525	324,754

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$5,122	3,414
Securities	132	95
Other interest earning assets	70	46

Total interest income	5,324	3,555

Interest expense:
Deposits	1,624	838
Other borrowings	235	104

Total interest expense	1,859	942

Net interest income	3,465	2,613
Provision for loan losses	60	158

Net interest income after provision for loan losses	3,405	2,455

Noninterest income:
Service charges on deposit accounts	154	121
Other service charges and fees	54	23
Income from bank owned life insurance	21	22
Gain on sale of loans held for sale	48	14
Other	22	71

Total noninterest income	299	251

Noninterest expenses:
Employee compensation and benefits	1,559	1,072
Occupancy and equipment	276	171
Data processing	207	168
Professional fees	55	61
Office supplies	53	43
Insurance	44	38
Other	173	154

Total noninterest expenses	2,367	1,707

Earnings before income taxes	1,337	999
Income taxes	490	369

Net earnings	$847	630

Earnings per share:
Basic earnings per share	$.22	.19

Diluted earnings per share	$.21	.17

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2006 and 2005

(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	$169	19,374	4,136	(61)	23,618

Comprehensive income:
Net earnings (unaudited)	—	—	630	—	630
Net change in unrealized loss on securities available for sale, net of taxes of $25 (unaudited)	—	—	—	(41)	(41)

Comprehensive income (unaudited)					589

5% stock dividend (105,641 shares), fractional shares paid in cash of $4 (unaudited)	9	2,785	(2,798)	—	(4)

Balance at March 31, 2005 (unaudited)	$178	22,159	1,968	(102)	24,203

Balance at December 31, 2005	187	24,826	4,200	(66)	29,147

Comprehensive income:
Net earnings (unaudited)	—	—	847	—	847
Net change in unrealized loss on securities available for sale, net of taxes of $10 (unaudited)	—	—	—	16	16

Comprehensive income (unaudited)					863

Exercise of stock options (unaudited)	2	248	—	—	250
Tax benefit from stock options exercised (unaudited)	—	188	—	—	188

Balance at March 31, 2006 (unaudited)	$189	25,262	5,047	(50)	30,448

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$847	630
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	60	158
Depreciation and amortization	129	78
Net amortization of deferred loan fees and costs	36	34
Income from bank owned life insurance	(21)	(22)
Origination of loans held for sale	(2,797)	(1,018)
Proceeds from sale of loans held for sale	3,759	964
Gain on sale of loans held for sale	(48)	(14)
Loss on sale of foreclosed real estate	—	2
Increase in accrued interest receivable	(39)	(44)
Increase in other assets	(362)	(1,440)
Increase in accrued expenses and other liabilities	780	51

Net cash provided by (used in) operating activities	2,344	(621)

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	192	(95)
Purchase of securities available for sale	(500)	(491)
Principal payments on securities available for sale	95	121
Proceeds from calls and maturities of securities available for sale	1,500	1,500
Purchase of securities held to maturity	(2,160)	(999)
Principal payments on securities held to maturity	112	53
Net increase in loans	(26,794)	(14,415)
Purchase of premises and equipment, net	(35)	(1,787)
Purchase of Federal Home Loan Bank stock	(386)	(121)
Proceeds from sale of foreclosed real estate	—	37

Net cash used in investing activities	(27,976)	(16,197)

Cash flows from financing activities:
Increase in deposits	7,655	20,950
Proceeds from Federal Home Loan Bank advances	31,500	—
Repayment of Federal Home Loan Bank advances	(25,500)	—
Net increase in other borrowings	2,213	(329)
Fractional shares of stock dividend paid in cash	—	(4)
Proceeds from exercise of stock options	250	—

Net cash provided by financing activities	16,118	20,617

Net (decrease) increase in cash and cash equivalents	(9,514)	3,799
Cash and cash equivalents at beginning of period	21,698	9,738

Cash and cash equivalents at end of period	$12,184	13,537

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,813	944

Income taxes	$490	580

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$16	(41)

Stock dividend	$—	9

Tax benefit from stock options exercised	$188	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County and Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2006 and 2005.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations and other data for the three- month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$3,416	2,640
Provision for loan losses	60	158
Charge-offs	—	(14)
Recoveries	—	1

Balance at end of period	$3,476	2,785

There were no loans identified as impaired during the three months ended March 31, 2005. Impaired collateral dependent loans at March 31, 2006 were as follows (in thousands):

At March 31, 2006
Balance at end of period	$189

Total related allowance for losses	$4

Three Months Ended March 31, 2006

Average investment in impaired loans	$202

Interest income recognized on impaired loans	$—

Interest income received on impaired loans	$—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2006	2005
Nonaccrual loans	$189	21
Past due ninety days or more, still accruing	—	—

	$189	21

At March 31, 2006 and December 31, 2005 loans held for sale were $472,000 and $1,386,000, respectively, and are included in net loans on the condensed consolidated balance sheets.

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the three-for-two stock split declared in December 2005. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$847	3,796,750	$0.22	$630	3,331,707	$0.19

Effect of dilutive securities- Incremental shares from assumed conversion of options and warrants		280,005			459,935

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$847	4,076,755	$0.21	$630	3,791,642	$0.17

The following options were excluded from the calculation of EPS for the three months ended March 31, 2006 due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
Options	6,000	$20.19	2012-2016

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans. The Company has two stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 492,188 (amended) for directors and 590,625 (amended) for employees. At March 31, 2006, no options remain available for grant under the directors’ plan and 80,671 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years. All options and share prices have been adjusted to reflect the three-for-two stock split in January 2006 (dollars in thousands, except per share amounts).

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price
Options outstanding at December 31, 2005	534,744	$5.08-18.41	7.02	3,754
Options granted	6,000	20.19	20.19	121
Options exercised	(49,221)	(5.08)	(5.08)	(250)

Options outstanding at March 31, 2006	491,523	$5.08-20.19	7.38	3,625

Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Statements of Earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested.

In 2005, the Company’s Board of Directors approved the acceleration of vesting of all outstanding stock options that existed as of December 31, 2005 (the “Acceleration”). In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123(R).

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans, Continued. The effect of adopting SFAS 123(R) on January 1, 2006, was immaterial to the Company’s earnings before income taxes for the three-months ended March 31, 2006. As of March 31, 2006, the Company had 6,000 nonvested options outstanding and there was $34,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight line basis.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. All per share amounts have been adjusted to reflect the three-for-two stock split declared in December 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

Three Months Ended March 31, 2005

Net earnings, as reported	$630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(81)

Proforma net earnings	$549

Basic earnings per share:
As reported	$.19

Proforma	$.17

Diluted earnings per share:
As reported	$.17

Proforma	$.15

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock Option Plans, Continued. The fair value of each option granted for the three months ended March 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.61%	3.98%
Dividend yield	—	—
Expected volatility	9%	10%
Expected life in years	7	4
Per share grant-date fair value of options issued during the year	$5.63	4.37

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At March 31, 2006, the Bank was in compliance with its regulatory capital requirements.

6.	Reclassifications. Certain reclassification of prior period amounts have been made to conform to the current period presentation.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of March 31, 2006 and the related interim condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 25, 2006

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County and one banking office located in Charlotte County and Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2006 and 2005.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2006, was from net deposit inflows of approximately $7.7 million proceeds from Federal Home Loan Bank advances of $31.5 million and principle repayments and calls of securities of approximately $1.7 million. Cash was used primarily to originate net loans of approximately $26.8 million to repay Federal Home Loan Bank advance of $25.5 million and purchase securities of approximately $2.7 million. At March 31, 2006, the Bank exceeded its regulatory liquidity requirements.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2006, follows (in thousands):

Contract Amount
Commitments to extend credit	$3,301

Unused lines of credit	$31,316

Standby letters of credit	$1,416

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
Average equity as a percentage of average assets	9.18%	9.03%	9.51%
Equity to total assets at end of period	8.89%	8.98%	9.20%
Return on average assets (1)	1.03%	1.02%	1.00%
Return on average equity (1)	11.23%	11.34%	10.51%
Noninterest expenses to average assets (1)	2.88%	2.79%	2.71%
Nonperforming assets as a percentage of total assets at end of period	.06%	—%	.01%

(1)	Annualized for the three months ended March 31.

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

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$279,697	5,122	7.33%	$211,269	3,414	6.46%
Securities	15,520	132	3.40	15,421	95	2.46
Other interest-earning assets (2)	11,414	70	2.45	11,326	46	1.62

Total interest-earning assets	306,631	5,324	6.95	238,016	3,555	5.97

Noninterest-earning assets	22,003			14,180

Total assets	$328,634			$252,196

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	94,017	441	1.88	79,680	178.89
Time deposits	122,446	1,183	3.87	97,724	660	2.70

Total interest-bearing deposits	216,463	1,624	3.00	177,404	838	1.89
Other interest-bearing liabilities (3)	23,699	235	3.97	13,048	104	3.19

Total interest-bearing liabilities	240,162	1,859	3.10	190,452	942	1.98

Noninterest-bearing liabilities	58,311			37,759
Stockholders’ equity	30,161			23,985

Total liabilities and stockholders’ equity	$328,634			$252,196

Net interest income		$3,465			$2,613

Interest-rate spread (4)			3.85%			3.99%

Net interest margin (5)			4.52%			4.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.28			1.25

(1)	Includes non-performing loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

General. Our net earnings for the three months ended March 31, 2006, increased to $847,000 or $.22 earnings per basic share and $.21 earnings per diluted share compared to $630,000 or $.19 earnings per basic share and $.17 per diluted share for the three months ended March 31, 2005. Net earnings increased primarily due to an increase in net interest income, which was partially offset by an increase in noninterest expenses and income taxes.

Net Interest Income. Interest income increased to $5.3 million during the three months ended March 31, 2006, from $3.6 million in 2005. Interest on loans for the three months ended March 31, 2006 increased to $5.1 million from $3.4 million for the three months ended March 31, 2005. The increase in interest on loans was primarily due to an increase in the average balance of loans to $279.7 million, during the three months ended March 31, 2006 compared to $211.3 million, during the three months ended March 31, 2005. This increase was also due to an increase in the average yield earned to 7.33% for the three months ended March 31, 2006 from 6.46% for the three months ended March 31, 2005. Interest on securities increased to $132,000 during the three months ended March 31, 2006 from $95,000 for the three months ended March 31, 2005. The increase in interest income on securities was due to a increase in average yield earned from 2.46% in 2005 to 3.40% in 2006.

Interest expense on interest bearing deposit accounts increased to $1.6 million during the three months ended March 31, 2006, compared to $838,000 during the three months ended March 31, 2005. The increase was due to a increase in the rate paid to 3.00% during the three months ended March 31, 2006 from 1.89% during the three months ended March 31, 2005, and an increase in the average balance of interest bearing deposits to $216.4 million in 2006 from $177.4 million in 2005. Interest expense on other borrowings increased to $235,000 during the three months ended March 31, 2006, compared to $104,000 during the three months ended March 31, 2005. The increase was due to an increase in the average balance of other borrowings to $23.7 million in 2006 from $13.0 million in 2005, and an increase in the average rate paid on other borrowings to 3.97% during the three months ended March 31, 2006 compared to 3.19% during the three months ended March 31, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005, Continued

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

The provision for loan losses was $60,000 for the three months ended March 31, 2006 compared to $158,000 for the three months ended March 31, 2005. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.5 million at March 31, 2006. While management believes that its allowance for loan losses is adequate as of March 31, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $299,000 in 2006 from $251,000 for the three- months ended March 31, 2005. The increase is primarily due to an increase in service charges on deposit accounts, other service charges and fees and an increase in gains recognized on the sale of loans held for sale which was partially offset by a decrease in other noninterest income.

Noninterest Expense. Total noninterest expense increased to $2.4 million for the three months ended March 31, 2006 from $1.7 million for the comparable period ended March 31, 2005, primarily due to an increase in employee compensation and benefits to $1.6 million due to the opening of two new banking offices in the second and fourth quarters of 2005.

Income Taxes. Income taxes for the three months ended March 31, 2006, was $490,000 or 36.6% compared to $369,000 or 36.9% for the period ended March 31, 2005.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
*	3.1	Amended and Restated Articles of Incorporation

*	3.2	Bylaws

*	4.1	Specimen Common Stock Certificate

*	4.3	Warrant Certificate

**	10.1	Employment Agreement of Kenneth P. Cherven dated June 16, 2002

*	10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*	10.3	Long-Term Incentive Plan

*	10.4	Incentive Compensation Plan

***	10.5	Employment Agreement of Kenneth P. Cherven dated November 29, 2004

****	10.6	Deferred Compensation Plan of Kenneth P. Cherven dated January 1, 2005.

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with triple asterisk were submitted with the Company’s filing of Form 10-QSB on May 13, 2005.
****	Exhibits marked with quadruple asterisk were submitted with the Company’s filing of Form 10-QSB on August 12, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: May 4, 2006	By:	/s/Kenneth P. Cherven
Kenneth P. Cherven, President and Chief
Executive Officer

Date: May 4, 2006	By:	/s/John A. Stewart, Jr.
John A. Stewart, Jr., Senior Vice President and
Chief Financial Officer