Form 10-K/A
period 2005-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2006-06-05
CIK 1082564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Note – Checking the box above will not review any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock, as of March 1, 2006: 3,796,750 shares of $.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in April 2006, are incorporated by reference into Part III of this report.

Explanatory Note

We are amending our Form 10-K for the year ended December 31, 2005 to include selected quarterly financial data in Management’s Discussion and Analysis, to indicate in Item 9(a) that our disclosure controls and procedures at the end of the period reported were effective, and to delete references to “small business” in our officers’ certificates.

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

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2005, 2004 and 2003 the carrying value of our investments:

	December 31,
Investment Category	2005	2004	2003
	($ in thousands)
Available for sale:
U.S. treasury securities	$1,971	$3,474	$—
U.S. government agency securities	6,104	8,432	3,542
Mortgage-backed securities	843	1,126	321
Collateralized mortgage obligations	—	—	86

Total	$8,918	$13,032	$3,949

Held to maturity:
U.S. Government agency securities	$1,366	$1,000	$3,477
Mortgage-backed securities Municipal securities	1,897 2,015	775 —	— —

Total	$5,278	$1,775	$3,477

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio ($ in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:
U.S. Treasury Securities	$1,483	2.66%	$488	2.96%	$—	—%	$—	—%	$1,971	2.74%
U.S. Government agency securities	5,442	2.23%	492	3.65%	—	—	170	6.11%	6,104	2.45%

Total	$6,925	2.32%	$980	3.31%	$—	$—	$170	6.11%

Mortgage-backed Securities									843	3.70%

Total									$8918	2.63%

Held to Maturity:
U.S. Government agency and municipal securities	$866	4.41%	$500	3.50%	$—	—%	$2,015	4.08%	$3,381	4.08%

Mortgage-backed Securities									1,897	3.92%

Total									$5,278	4.02%

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

Maturing in Year Ending December 31,	Interest Rate	At December 31,
		2005	2004	2003
2004	5.93	—	—	1,000
2004	3.86	—	—	1,000
2004	1.15	—	—	6,000
2004	1.32	—	—	2,000
2005	4.54	—	1,000	1,000
2005	1.94	—	1,000	1,000
2006	2.48	2,000	2,000	2,000
2007(1)	3.66	—	2,000	2,000
2007	3.34	2,000	2,000	2,000
2008 2008	4.14 4.45	2,000 3,000	2,000 —	2,000 —
2009 2010(2)	3.71 4.02	1,000 1,000	1,000 —	— —
2012(3)	3.93	1,000	1,000	1,000

		$12,000	$12,000	$21,000

(1)	FHLB called in July 2005
(2)	FHLB has call option in September 2006
(3)	FHLB has a call option in April 2006

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

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31, 2005 and 2004 are as follows. All per share amounts reflect the 5% stock dividend declared in February, 2005 and the three-for-two stock split declared in December 2005 (in thousands, except share amounts):

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,899	4,381	3,930	3,555
Interest expense	1,505	1,273	1,075	942

Net interest income	3,394	3,108	2,855	2,613
Provision for loan losses	237	197	203	158

Net interest income after provision for loan losses	3,157	2,911	2,652	2,455

Noninterest income	315	323	276	251
Noninterest expense	2,125	2,051	1,922	1,707

Earnings before income taxes	1,347	1,183	1,006	999
Income taxes	494	432	377	369

Net earnings	853	751	629	630

Basic earnings per share	$.25	.23	.19	.19

Diluted earnings per share	$.24	.20	.17	.17

	2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,267	2,944	2,756	2,595
Interest expense	881	819	782	730

Net interest income	2,386	2,125	1,974	1,865
Provision for loan losses	224	119	137	125

Net interest income after provision for loan losses	2,162	2,006	1,837	1,740

Noninterest income	238	257	273	313
Noninterest expense	1,574	1,378	1,332	1,336

Earnings before income taxes	826	885	778	717
Income taxes	309	326	285	263

Net earnings	517	559	493	454

Basic earnings per share	$.15	.17	.15	.15

Diluted earnings per share	$.14	.15	.14	.13

Item 9a. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms..

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: June 5, 2006

By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Chief Financial Officer

Date: June 5, 2006

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002