Form 10-K/A
period 2005-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2006-06-15
CIK 1082564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

We are amending our Form 10-K for the year ended December 31, 2005 to replace references to “issuer” in our officers’ certificates with “registrant”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: June 15, 2006

By:	/s/ John A. Stewart, Jr.
John A. Stewart, Jr., Chief Financial Officer

Date: June 15, 2006