Form 10-Q
period 2006-06-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2006-08-14
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	3,817,937 shares
(class)	Outstanding at July 20, 2006

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$2,781	2,273
Interest-bearing deposits with banks	8,492	19,425

Cash and cash equivalents	11,273	21,698

Other interest-bearing deposits with banks	255	527
Securities available for sale	7,759	8,918
Securities held to maturity	7,226	5,278
Loans, net of allowance for loan losses of $3,474 and $3,416	316,962	272,534
Federal Home Loan Bank stock, at cost	1,855	1,109
Premises and equipment, net	5,582	8,790
Accrued interest receivable	1,489	1,245
Deferred income taxes	1,471	1,471
Bank owned life insurance	2,352	2,310
Other assets	1,321	874

	$357,545	324,754

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	42,506	37,010
Savings, NOW and money-market deposits	101,312	115,286
Time deposits	142,318	120,333

Total deposits	286,136	272,629

Federal Home Loan Bank advances	27,000	12,000
Other borrowings	5,466	3,709
Accrued expenses and other liabilities	7,397	7,269

Total liabilities	325,999	295,607

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 3,797,500 and 3,747,582 shares issued and outstanding	190	187
Additional paid-in capital	25,280	24,826
Retained earnings	6,118	4,200
Accumulated other comprehensive loss	(42)	(66)

Total stockholders’ equity	31,546	29,147

	$357,545	324,754

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$5,735	3,789	10,857	7,203
Securities	148	98	280	194
Other interest earning assets	50	43	120	89

Total interest income	5,933	3,930	11,257	7,486

Interest expense:
Deposits	1,945	940	3,569	1,778
Other borrowings	295	135	530	239

Total interest expense	2,240	1,075	4,099	2,017

Net interest income	3,693	2,855	7,158	5,469

Provision for loan losses	—	203	60	361

Net interest income after provision for loan losses	3,693	2,652	7,098	5,108

Noninterest income:
Service charges on deposit accounts	175	126	329	246
Other service charges and fees	45	27	99	50
Income from bank owned life insurance	21	21	42	43
Gain on sale of loans held for sale	47	15	95	28
Gain on sale of premises and equipment	225	—	225	—
Other	32	87	54	159

Total noninterest income	545	276	844	526

Noninterest expenses:
Employee compensation and benefits	1,717	1,186	3,276	2,258
Occupancy and equipment	259	207	535	378
Data processing	197	207	404	375
Professional fees	53	58	108	119
Office supplies	45	44	98	87
Insurance	43	40	87	79
Other	221	180	394	332

Total noninterest expenses	2,535	1,922	4,902	3,628

Earnings before income taxes	1,703	1,006	3,040	2,006

Income taxes	632	377	1,122	747

Net earnings	$1,071	629	1,918	1,259

Earnings per share:
Basic earnings per share	$.28	.19	.51	.38

Diluted earnings per share	$.26	.17	.47	.33

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2006 and 2005

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 31, 2004	2,115,497	$169	19,374	4,136	(61)	23,618

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,259	—	1,259

Net change in unrealized loss on securities available for sale, net of taxes of $11 (unaudited)	—	—	—	—	(13)	(13)

Comprehensive income (unaudited)						1,246

Exercise of common stock options (unaudited)	6,563	1	50	—	—	51

Tax benefit from common stock options exercised (unaudited)	—	—	49	—	—	49

Repurchase of common stock (unaudited)	(11,500)	(1)	(287)	—	—	(288)

5% stock dividend, fractional shares paid-in cash of $4 (unaudited)	105,641	9	(9)	(4)	—	(4)

Balance at June 30, 2005 (unaudited)	2,216,201	$178	19,177	5,391	(74)	24,672

Balance at December 31, 2005	3,747,582	187	24,826	4,200	(66)	29,147

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,918	—	1,918

Net change in unrealized loss on securities available for sale, net of taxes of $15 (unaudited)	—	—	—	—	24	24

Comprehensive income (unaudited)						1,942

Exercise of common stock options (unaudited)	49,971	3	261	—	—	264

Three-for-two stock split, fractional shares paid-in cash (unaudited)	(53)	—	—	—	—	—

Tax benefit from common stock options exercised (unaudited)	—	—	188	—	—	188

Share based compensation expense (unaudited)	—	—	5	—	—	5

Balance at June 30, 2006 (unaudited)	3,797,500	$190	25,280	6,118	(42)	31,546

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,918	1,259
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	60	361
Depreciation and amortization	232	134
Net amortization of deferred loan fees and costs	64	26
Deferred income taxes	—	(136)
Income from bank owned life insurance	(42)	(43)
Origination of loans held for sale	(6,745)	(2,367)
Proceeds from sale of loans held for sale	7,738	2,161
Gain on sale of loans held for sale	(95)	(28)
Gain on sale of foreclosed real estate	—	(1)
Gain on sale of premises and equipment	(225)	—
Increase in accrued interest receivable	(244)	(102)
(Increase) decrease in other assets	(447)	10
Increase in accrued expenses and other liabilities	113	1,206
Share based compensation expense	5	—

Net cash provided by operating activities	2,332	2,480

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	272	190
Purchase of securities available for sale	(2,000)	(491)
Principal payments on securities available for sale	198	279
Proceeds from calls and maturities of securities available for sale	3,000	2,000
Purchase of securities held to maturity	(2,160)	(999)
Proceeds from calls of securities held to maturity	—	500
Principal payments on securities held to maturity	212	139
Net increase in loans	(45,450)	(31,427)
Net sale (purchase) of premises and equipment, net	3,201	(2,167)
Purchase of Federal Home Loan Bank stock	(746)	(233)
Proceeds from sale of foreclosed real estate	—	50

Net cash used in investing activities	(43,473)	(32,159)

Cash flows from financing activities:
Increase in deposits	13,507	27,854
Repayment of Federal Home Loan Bank advances	(47,500)	(9,500)
Proceeds from Federal Home Loan Bank advances	62,500	12,000
Increase in other borrowings	1,757	1,895
Proceeds from exercise of stock options	264	51
Fractional shares of stock dividend paid in cash	—	(4)
Repurchase of common stock	—	(288)
Tax benefit from common stock options exercised	188	—

Net cash provided by financing activities	30,716	32,008

Net (decrease) increase in cash and cash equivalents	(10,425)	2,329

Cash and cash equivalents at beginning of period	21,698	9,738

Cash and cash equivalents at end of period	$11,273	12,067

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,952	1,978

Income taxes	$1,122	1,110

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of income taxes	$24	(13)

Tax benefit from common stock options exercised	$—	49

Stock dividend	$—	9

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2006 and 2005.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations and other data for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired during the six months ended June 30, 2006 or 2005.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$3,476	2,785	3,416	2,640
Provision for loan losses	—	203	60	361
Charge-offs	(4)	(4)	(4)	(18)
Recoveries	2	1	2	2

Balance at end of period	$3,474	2,985	3,474	2,985

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2006	2005
Nonaccrual loans	$157	9
Past due ninety days or more, still accruing	—	—

	$157	9

At June 30, 2006 and December 31, 2005 loans held for sale approximated $488,000 and $1,386,000, respectively and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the three-for-two stock split declared in December 2005. At June 30, 2006, there were no warrants outstanding. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$1,071	3,796,758	$.28	$629	3,331,734	$.19

Effect of dilutive securities-
Incremental shares from assumed conversion of options		309,075			446,558

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,071	4,105,833	$.26	$629	3,778,292	$.17

Six Months Ended June 30:
Basic EPS:
Net earnings available to common stockholders	$1,918	3,796,754	$.51	$1,259	3,331,761	$.38

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		302,059			451,043

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$1,918	4,098,813	$.47	$1,259	3,782,804	$.33

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and six months ended June 30, 2006:
Options	6,000	$20.19	2012-2016
	5,000	20.50	2012-2016
	10,000	21.00	2012-2016

For the three and six months ended June 30, 2005:
Options	3,150	$18.41	2005

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). At December 31, 2005, all outstanding options had vested.

In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock options exercised were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified-prospective- transition method, the prior period condensed consolidated cash flow statement was not adjusted to reflect current period presentation.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005. All per share amounts have been adjusted to reflect the three-for-two stock split declared in December 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense as the options’ vest (in thousands, except per share data).

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net earnings, as reported	$629	1,259
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(73)	(92)

Proforma net earnings	$556	1,167

Basic earnings per share:
As reported	$.19	$.38

Proforma	$.17	$.35

Diluted earnings per share:
As reported	$.17	$.33

Proforma	$.15	$.31

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock-Based Compensation, Continued. The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 492,188 (amended) for employees and 590,625 (amended) for directors. At June 30, 2006, no options remain available for grant under the directors’ plan and 84,851 options remain available for grant under the employees’ plan. The total number of options which may be granted to purchase common stock under the third plan is 225,000 (amended) for either directors or employees. At June 30, 2006, 15,000 options remain available for grant under the third plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over a range from grant date to eight years and expire six years after vesting is complete, however no employee option exceeds 10 years.

A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the three-for-two stock split paid in January 2006 (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	744,744	$9.87
Granted	21,000	20.65
Exercised	(49,971)	5.26

Outstanding at June 30, 2006	715,773	$10.51	4.4 years	$7,472

Exercisable at June 30, 2006	698,973	$10.27	4.3 years	$7,465

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $3,000 and $656,000, respectively and the tax benefit relating to the stock options exercised was $0 and $188,000, respectively. At June 30, 2006, there was approximately $91,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 45 months. The total fair value of shares vesting and recognized as compensation expense was approximately $5,000 for both the three and six months ended June 30, 2006, respectively, and the associated income tax benefit recognized was $0 for both the three and six months ended June 30, 2006.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock-Based Compensation, Continued. No options were granted during the three months ended June 30, 2005. The fair value of each option granted for the three and six months ended June 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006	2005
Risk-free interest rate	5.00%	4.89%	4.05%
Dividend yield	—	—	—
Expected volatility	9%	9%	10%
Expected life in years	5	5	4

Per share grant-date fair value of options issued during the year	$4.69	4.58	4.03

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At June 30, 2006, the Bank was in compliance with its regulatory capital requirements.

6.	Reclassifications. Certain reclassification of prior period amounts have been made to conform to the current period presentation.

7.	Sale-Leaseback Transaction. The Bank sold its properties in St. Petersburg and Pinellas Park, Florida on May 17, 2006, and simultaneously leased both properties with favorable long-term leases. An immediate gain of approximately $225,000 was recognized on one of the properties because of the excess gain over the present value of the lease payments. The remaining gain of approximately $2.6 million is being deferred using the straight-line method over the ten year lease life. The lease expense is being straight-lined over the ten year lease life due to yearly 2% CPI increases.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three- and six- month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of June 30, 2006, the related interim condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2006 and 2005 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

August 1, 2006

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended June 30, 2006 and 2005.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2006, was from net deposit inflows of approximately $13.5 million, proceeds from Federal Home Loan Bank advances of $62.5 million, principal repayments and maturities of securities of approximately $3.2 million and cash flows provided by operations of $2.3 million. Cash was used primarily to originate net loans of approximately $45.5 million to repay Federal Home Loan Bank advance of $47.5 million and purchase securities of approximately $4.2 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2006, follows (in thousands):

Contract Amount
Commitments to extend credit	$417

Unused lines of credit	$31,632

Standby letters of credit	$3,009

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Average equity as a percentage of average assets	9.08%	9.03%	9.29%
Equity to total assets at end of period	8.82%	8.98%	8.93%
Return on average assets (1)	1.14%	1.02%	.96%
Return on average equity (1)	12.51%	11.34%	10.38%
Noninterest expenses to average assets (1)	2.93%	2.79%	2.78%
Nonperforming assets as a percentage of total assets at end of period	.04%	—%	—%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$305,499	5,735	7.51%	$226,235	3,789	6.70%
Securities	15,704	148	3.77	14,776	98	2.66
Other interest-earning assets (2)	9,076	50	2.20	10,429	43	1.65

Total interest-earning assets	330,279	5,933	7.19	251,440	3,930	6.25

Noninterest-earning assets	16,241			15,178

Total assets	$346,520			$266,618

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	93,603	474	2.03	84,636	230	1.09
Time deposits	138,139	1,471	4.26	98,477	710	2.88

Total interest-bearing deposits	231,742	1,945	3.36	183,113	940	2.05
Other interest-bearing liabilities (3)	26,548	295	4.43	16,312	135	3.31

Total interest-bearing liabilities	258,290	2,240	3.47	199,425	1,075	2.16

Noninterest-bearing liabilities	57,063			42,647
Stockholders’ equity	31,167			24,546

Total liabilities and stockholders’ equity	$346,520			$266,618

Net interest income		$3,693			$2,855

Interest-rate spread (4)			3.72%			4.09%

Net interest margin (5)			4.47%			4.54%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.28			1.26

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$295,097	10,857	7.36%	$218,793	7,203	6.58%
Securities	15,612	280	3.59	15,096	194	2.57
Other interest-earning assets (2)	10,238	120	2.34	11,323	89	1.57

Total interest-earning assets	320,947	11,257	7.02	245,212	7,486	6.11

Noninterest-earning assets	16,680			15,935

Total assets	$337,627			$261,147

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	93,810	914	1.95	83,756	408	0.97
Time deposits	130,336	2,655	4.07	98,102	1,370	2.79

Total interest-bearing deposits	224,146	3,569	3.19	181,858	1,778	1.96
Other interest-bearing liabilities (3)	25,132	530	4.22	14,689	239	3.25

Total interest-bearing liabilities	249,278	4,099	3.29	196,547	2,017	2.05

Noninterest-bearing liabilities	57,685			40,334
Stockholders’ equity	30,664			24,266

Total liabilities and stockholders’ equity	$337,627			$261,147

Net interest income		$7,158			$5,469

Interest-rate spread (4)			3.73%			4.06%

Net interest margin (5)			4.46%			4.46%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.29			1.25

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

General. Our net earnings for the three months ended June 30, 2006, increased to $1,071,000 or $.28 per basic share and $.26 per diluted share compared to $629,000 or $.19 per basic share and $.17 per diluted share for the three months ended June 30, 2005. Net earnings increased due to an increase in net interest income and noninterest income due to the sale of premises and equipment of $225,000, which was partially offset by an increase in noninterest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $5.9 million during the three months ended June 30, 2006, from $3.9 million in 2005. Interest on loans for the three months ended June 30, 2006 increased to $5.7 million from $3.8 million for the three months ended June 30, 2005. The increase in interest on loans was primarily due to an increase in the average balance of loans to $305.5 million, during the three months ended June 30, 2006 compared to $226.2 million, during the three months ended June 30, 2005. This increase was also due to an increase in the average yield earned to 7.51% for the three months ended June 30, 2006 from 6.70% for the three months ended June 30, 2005. Interest on securities increased to $148,000 during the three months ended June 30, 2006 from $98,000 for the three months ended June 30, 2005. The increase in interest income on securities was due to an increase in the average balance of securities from $14.8 million in 2005 to $15.7 million in 2006 and an increase in the average yield earned from 2.66% in 2005 to 3.77% in 2006.

Interest expense on interest bearing deposit accounts increased to $1.9 million during the three months ended June 30, 2006, compared to $940,000 during the three months ended June 30, 2005. The increase was due to an increase in the rate paid to 3.36% during the three months ended June 30, 2006 from 2.05% during the three months ended June 30, 2005, and an increase in the average balance of interest bearing deposits to $231.7 million in 2006 from $183.1 million in 2005. Interest expense on other borrowings increased to $295,000 during the three months ended June 30, 2006, compared to $135,000 during the three months ended June 30, 2005. The increase was due to an increase in the average balance of other borrowings to $26.6 million in 2006 from $16.3 million in 2005, and an increase in the average rate paid on other borrowings to 4.43% during the three months ended June 30, 2006 compared to 3.31% during the three months ended June 30, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

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

The provision for loan losses was $0 for the three months ended June 30, 2006 compared to $203,000 for the three months ended June 30, 2005. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.5 million at June 30, 2006. While management believes that its allowance for loan losses is adequate as of June 30, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $545,000 in 2006 from $276,000 for the three- months ended June 30, 2005. The increase was primarily due to a one time gain of $225,000 on the sale of premises and equipment.

Noninterest Expenses. Total noninterest expenses increased to $2.5 million for the three months ended June 30, 2006 from $1.9 million for the comparable period ended June 30, 2005, primarily due to an increase in employee compensation and benefits of $531,000 due to the overall growth of the Company and the opening of a new banking office in the fourth quarter of 2006.

Income Taxes. Income taxes for the three months ended June 30, 2006 was $632,000 or 37.1% compared to $377,000 or 37.5% for the period ended June 30, 2005

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

General. Our net earnings for the six months ended June 30, 2006, increased to $1,918,000 or $.51 per basic share and $.47 per diluted share compared to $1,259,000 or $.38 per basic share and $.33 per diluted share for the six months ended June 30, 2005. Net earnings increased due to an increase in net interest income and an increase in noninterest income due to the sale of premises and equipment, which was partially offset by an increase in noninterest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $11.3 million during the six months ended June 30, 2006, from $7.5 million in 2005. Interest on loans for the six months ended June 30, 2006 increased to $10.9 million from $7.2 million for the six months ended June 30, 2005. The increase in interest on loans was primarily due to an increase in the average balance of loans to $295.1 million during the six months ended June 30, 2006 compared to $218.8 million during the six months ended June 30, 2005. This increase was also due to an increase in the average yield earned to 7.36% for the six months ended June 30, 2006 from 6.58% for the six months ended June 30, 2005. Interest on securities increased to $280,000 during the six months ended June 30, 2006, from $194,000 for the six months ended June 30, 2005. The increase in interest income on securities was due to an increase in the average balance of securities from $15.1 million in 2005 to $15.6 million in 2006, and an increase in the average yield earned from 2.57% in 2005 to 3.59% in 2006.

Interest expense on interest-bearing deposit accounts increased to $3.6 million during the six months ended June 30, 2006, compared to $1.8 million during the six months ended June 30, 2005. The increase was due to an increase in the rate paid to 3.19% during the six months ended June 30, 2006 from 1.96% during the six months ended June 30, 2005, and an increase in the average balance of interest bearing deposits to $224.1 million in 2006 from $181.9 million in 2005. Interest expense on other borrowings increased to $530,000 during the six months ended June 30, 2006, compared to $239,000 during the six months ended June 30, 2005. The increase was due to a increase in the average balance of other borrowings to $25.1 million in 2006 from $14.7 million in 2005, and an increase in the average rate paid on other borrowings to 4.22% during the six months ended June 30, 2006 compared to 3.25% during the six months ended June 30, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

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

The provision for loan losses was $60,000 for the six months ended June 30, 2006 compared to $361,000 for the six months ended June 30, 2005. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.5 million at June 30, 2006. While management believes that its allowance for loan losses is adequate as of June 30, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $844,000 in 2006 from $526,000 for the six months ended June 30, 2005. The increase is primarily due to a increase in gains recognized on the sale of loans held for sale and premises and equipment and an increase in service charges on deposit accounts.

Noninterest Expenses. Total noninterest expenses increased to $4.9 million for the six months ended June 30, 2006 from $3.6 million for the comparable period ended June 30, 2005, primarily due to an increase in employee compensation and benefits of $1.0 million due to the overall growth of the Company and the opening of new banking office in the fourth quarter of 2006.

Income Taxes. Income taxes for the six months ended June 30, 2006, was $1,122,000 or 36.9% compared to $747,000 or 37.2% for the period ended June 30, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending, investment and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market risk exposure since December 31, 2005.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which First Community Bank Corporation of America and Subsidiaries, is a party or to which any of their property is subject.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to Vote a of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of First Community Bank Corporation of America, was held on April 17, 2006, to consider the election of eight directors with terms expiring at the Annual Meeting in 2007, to fix the number of directors to serve on the board for the ensuing year at eleven, adoption of the 2005 Stock Plan, to approve an amendment to the Articles of Incorporation to increase the number of authorized shares to 20,000,000 and to create a class of preferred stock authorized in the amount of 2,000,000 shares, and the adjournment of the Annual Meeting to solicit additional proxies in the event there were not sufficient votes to approve any of the foregoing items.

At the Annual Meeting 2,077,525 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, their terms, and a summary of the votes cast for each nominee.

	Term Expiring	For	Against	Abstain
Brad Bishop	2007	2,077,425	—	100

Kenneth P. Cherven	2007	2,076,375	—	1,150

Edwin C. Hussemann	2007	2,077,425	—	100

Kenneth Delarbre	2007	2,077,425	—	100

James Macaluso	2007	2,076,375	—	1,150

David K. Meehan	2007	2,076,375	—	1,150

Robert G. Menke	2007	2,076,375	—	1,150

Robert M. Menke	2007	2,073,565	—	3,960

The shareholders voted on four other matters-

	For	Against	Abstain
Fix the number of directors to serve on the board	2,065,421	10,730	1,374

Adoption of 2005 Stock Plan	2,044,253	23,225	10,047

Amendment to the Articles of Incorporation	2,046,066	23,662	7,797

Solicit additional proxies if needed	2,055,191	20,960	1,374

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.	Description of Exhibit

*3.1	Amended and Restated Articles of Incorporation

*3.2	Bylaws

*4.1	Specimen Common Stock Certificate

*4.3	Warrant Certificate

**10.1	Employment Agreement of Kenneth P. Cherven dated June 16, 2002

*10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*10.3	Long-Term Incentive Plan

*10.4	Incentive Compensation Plan

***10.5	Employment Agreement of Kenneth P. Cherven dated November 29, 2004

****10.6	Deferred Compensation Plan of Kenneth P. Cherven dated January 1, 2005.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with triple asterisk were submitted with the Company’s filing of Form 10-QSB on May 13, 2005.
****	Exhibits marked with quadruple asterisk were submitted with the Company’s filing of Form 10-QSB on August 12, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: August 14, 2006	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Sue A. Gilman
Sue A. Gilman, Executive Vice President and Chief Financial Officer