Form 10-Q
period 2006-09-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2006-11-08
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	3,835,187 shares
(class)	Outstanding at October 20, 2006

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$2,283	2,273
Interest-bearing deposits with banks	5,349	19,425

Cash and cash equivalents	7,632	21,698

Other interest-bearing deposits with banks	433	527
Securities available for sale	5,739	8,918
Securities held to maturity	7,113	5,278
Loans, net of allowance for loan losses of $3,461 and $3,416	334,800	272,534
Federal Home Loan Bank stock, at cost	2,238	1,109
Premises and equipment, net	6,266	8,790
Accrued interest receivable	1,640	1,245
Deferred income taxes	1,471	1,471
Bank owned life insurance	2,374	2,310
Other assets	1,889	874

	$371,595	324,754

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	41,184	37,010
Savings, NOW and money-market deposits	100,646	115,286
Time deposits	147,806	120,333

Total deposits	289,636	272,629

Federal Home Loan Bank advances	34,500	12,000
Other borrowings	6,299	3,709
Accrued expenses and other liabilities	8,396	7,269

Total liabilities	338,831	295,607

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 3,835,187 and 3,747,582 shares issued and outstanding	192	187
Additional paid-in capital	25,553	24,826
Retained earnings	7,031	4,200
Accumulated other comprehensive loss	(12)	(66)

Total stockholders’ equity	32,764	29,147

	$371,595	324,754

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$6,244	4,198	17,101	11,401
Securities	145	142	425	335
Other interest earning assets	48	41	168	130

Total interest income	6,437	4,381	17,694	11,866

Interest expense:
Deposits	2,247	1,125	5,816	2,904
Other borrowings	366	148	896	386

Total interest expense	2,613	1,273	6,712	3,290

Net interest income	3,824	3,108	10,982	8,576

Provision for loan losses	—	197	60	557

Net interest income after provision for loan losses	3,824	2,911	10,922	8,019

Noninterest income:
Service charges on deposit accounts	182	132	511	378
Other service charges and fees	72	30	171	80
Income from bank owned life insurance	22	23	64	65
Gain on sale of loans held for sale	42	57	137	85
Gain on sale of premises and equipment	—	—	225	—
Other	17	81	71	240

Total noninterest income	335	323	1,179	848

Noninterest expenses:
Employee compensation and benefits	1,809	1,355	5,085	3,613
Occupancy and equipment	333	216	868	594
Data processing	230	183	635	558
Professional fees	34	46	142	165
Office supplies	97	50	194	137
Insurance	51	45	138	124
Other	166	156	560	487

Total noninterest expenses	2,720	2,051	7,622	5,678

Earnings before income taxes	1,439	1,183	4,479	3,189

Income taxes	526	432	1,648	1,179

Net earnings	$913	751	2,831	2,010

Earnings per share:
Basic earnings per share	$0.24	0.23	0.74	0.61

Diluted earnings per share	$0.22	0.20	0.69	0.53

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2006 and 2005

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Total
	Shares	Amount
Balance at December 31, 2004	2,115,497	$169	19,374	4,136	(61)	23,618

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,010	—	2,010
Net change in unrealized loss on securities available for sale, net of taxes of $7 (unaudited)	—	—	—	—	(12)	(12)

Comprehensive income (unaudited)						1,998

Exercise of common stock options (unaudited)	6,563	1	50	—	—	51
Tax benefit from common stock options exercised (unaudited)	—	—	49	—	—	49
Repurchase of common stock (unaudited)	(11,500)	(1)	(287)	—	—	(288)
5% stock dividend, fractional shares paid-in cash of $4 (unaudited)	105,641	9	(9)	(4)	—	(4)

Balance at September 30, 2005 (unaudited)	2,216,201	$178	19,177	6,142	(73)	25,424

Balance at December 31, 2005	3,747,582	187	24,826	4,200	(66)	29,147

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,831	—	2,831
Net change in unrealized loss on securities available for sale, net of taxes of $33 (unaudited)	—	—	—	—	54	54

Comprehensive income (unaudited)						2,885

Exercise of common stock options (87,658 shares) (unaudited)	87,658	5	528	—	—	533
Three-for-two stock split, fractional shares paid-in cash (unaudited)	(53)	—	—	—	—	—
Tax benefit from common stock options exercised (unaudited)	—	—	188	—	—	188
Stock option expense (unaudited)	—	—	11	—	—	11

Balance at September 30, 2006 (unaudited)	3,835,187	$192	25,553	7,031	(12)	32,764

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,831	2,010
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses and costs	60	557
Depreciation and amortization	340	235
Net amortization of deferred loan fees and costs	64	(20)
Deferred income taxes	—	(168)
Income from bank owned life insurance	(64)	(65)
Origination of loans held for sale	(10,580)	(6,444)
Proceeds from sale of loans held for sale	11,374	5,634
Gain on sale of loans held for sale	(137)	(85)
(Gain) loss on sale of foreclosed real estate	—	(1)
Gain on sale of premises and equipment	(225)	—
Increase in accrued interest receivable	(395)	(188)
Increase in other assets	(1,015)	(80)
Increase in accrued expenses and other liabilities	1,094	4,027
Share based compensation	11	—

Net cash provided by operating activities	3,358	5,412

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	94	93
Purchase of securities available for sale	(2,500)	(487)
Principal payments on securities available for sale	266	446
Proceeds from maturities and calls of securities available for sale	5,500	2,500
Purchase of securities held to maturity	(2,160)	(11,303)
Proceeds from calls of securities held to maturity	—	500
Principal payments on securities held to maturity	325	8,310
Net increase in loans	(63,047)	(46,129)
Sale (purchase) of premises and equipment, net	2,409	(2,912)
Purchase of Federal Home Loan Bank stock	(1,129)	(166)
Proceeds from sale of foreclosed real estate	—	50

Net cash used in investing activities	(60,242)	(49,098)

Cash flows from financing activities:
Increase in deposits	17,007	47,629
Repayment of Federal Home Loan Bank advances	(76,500)	(25,800)
Proceeds from Federal Home Loan Bank advances	99,000	26,800
Increase in other borrowings	2,590	2,560
Proceeds from exercise of stock options	533	51
Fractional shares of stock dividend paid in cash	—	(4)
Repurchase of common stock	—	(288)
Tax benefit from common stock options exercised	188	—

Net cash provided by financing activities	42,818	50,948

Net (decrease) increase in cash and cash equivalents	(14,066)	7,262

Cash and cash equivalents at beginning of period	21,698	9,738

Cash and cash equivalents at end of period	$7,632	17,000

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,411	3,304

Income taxes	$1,648	1,516

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of income taxes	$54	(12)

Tax benefit from common stock options exercised	$—	49

Stock dividend	$—	9

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2006 and 2005.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations and other data for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

2.	Loan Impairment and Loan Losses. There were no loans identified as impaired during the nine months ended September 30, 2006 or 2005.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$3,474	2,985	3,416	2,640
Provision for loan losses	—	197	60	557
Charge-offs	(14)	(4)	(17)	(21)
Recoveries	1	1	2	3

Balance at end of period	$3,461	3,179	3,461	3,179

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2006	2005
Nonaccrual loans	$298	17
Past due ninety days or more, still accruing	—	—

	$298	17

At September 30, 2006 and December 31, 2005 loans held for sale approximated $729,000 and $1,386,000, respectively and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the three-for-two stock split declared in December 2005. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$913	3,818,679	$.24	$751	3,324,302	$.23

Effect of dilutive securities-
Incremental shares from assumed conversion of options		282,351		—	450,225

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$913	4,101,030	$.22	$751	3,774,527	$.20

Nine Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$2,831	3,804,143	$.74	$2,010	3,329,229	$.61

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		279,679		—	448,440

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,831	4,083,822	$.69	$2,010	3,777,669	$.53

The following options were excluded from the calculation of EPS for the three and nine months ended September 30, 2006 due to the exercise price being above the average market price:

Number Outstanding	Exercise Price	Year Issued	Expire
6,000	$20.19	2006	2016
5,000	20.50	2006	2016
10,000	21.00	2006	2016
10,000	20.15	2006	2016

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). At December 31, 2005, all outstanding options had vested.

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005. All per share amounts have been adjusted to reflect the three-for-two stock split declared in December 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense as the options’ vest (in thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$751	2,010
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(16)	(108)

Proforma net earnings	$735	1,902

Basic earnings per share:
As reported	$.23	.61

Proforma	$.22	.57

Diluted earnings per share:
As reported	$.20	.53

Proforma	$.19	.50

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock-Based Compensation, Continued. The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 492,188 (amended) for employees and 590,625 (amended) for directors. At September 30, 2006, no options remain available for grant under the directors’ plan and 55,671 options remain available for grant under the employees’ plan. The total number of options which may be granted to purchase common stock under the third plan is 225,000 (amended) for either directors or employees. At September 30, 2006, 15,000 options remain available for grant under the third plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the three-for-two stock split paid in January 2006 (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	744,744	$9.87
Granted	31,000	20.49
Exercised	(87,658)	6.07

Outstanding at September 30, 2006	688,086	$10.83	4.6 years	$6,305

Exercisable at September 30, 2006	663,286	$10.47	4.2 years	$6,304

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $505,000 and $1,035,000, respectively and the tax benefit relating to the stock options exercised was $0 and $188,000, respectively. At September 30, 2006, there was approximately $85,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 42 months. The total fair value of shares vesting and recognized as compensation expense was approximately $6,000 for the three months ended and $11,000 for the nine months ended September 30, 2006, respectively, and the associated income tax benefit recognized was $0 for both the three and nine months ended September 30, 2006.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock-Based Compensation, Continued. No options were granted during the three months ended September 30, 2005. The fair value of each option granted for the three and nine months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30,
		2006	2005
Risk-free interest rate	5.04%	4.94%	4.05%
Dividend yield	—	—	—
Expected volatility	8%	8%	10%
Expected life in years	6	5	4

Per share grant-date fair value of options issued during the period	$5.25	4.79	4.03

As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. The expected volatility is based on historical volatility of the similar peer-group banks’ common stock prices.

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At September 30, 2006, the Bank was in compliance with its regulatory capital requirements.

6.	Reclassifications. Certain reclassification of prior period amounts have been made to conform to the current period presentation.

7.	Sale-Leaseback Transaction. The Bank sold its office properties in St. Petersburg and Pinellas Park, Florida on May 17, 2006, and simultaneously leased both properties with favorable long-term leases. An immediate gain of approximately $225,000 was recognized on one of the properties because of the excess gain over the present value of the lease payments. The remaining gain of approximately $2.6 million was deferred and is being amortized using the straight-line method over the ten year lease term. The lease expense is being straight-lined over the ten year lease life due to yearly 2% CPI increases.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2006, and for the three- and nine- month periods ended September 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of September 30, 2006, the related interim condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2006 and 2005 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
October 25, 2006

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2006 and 2005.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2006, was from net deposit inflows of approximately $17 million, proceeds from Federal Home Loan Bank advances of $99 million and principal repayments and maturities of securities of approximately $6.1 million. Cash was used primarily to originate net loans of approximately $63 million to repay Federal Home Loan Bank advance of $76.5 million and purchase securities of approximately $4.7 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2006, follows (in thousands):

Contract Amount
Commitments to extend credit	$7,025

Unused lines of credit	$31,622

Standby letters of credit	$3,009

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
Average equity as a percentage of average assets	9.03%	9.03%	9.11%
Equity to total assets at end of period	8.82%	8.98%	8.51%
Return on average assets (1)	1.09%	1.02%	.99%
Return on average equity (1)	12.10%	11.34%	10.91%
Noninterest expenses to average assets (1)	2.94%	2.79%	2.81%
Nonperforming assets as a percentage of total assets at end of period	.08%	—%	.01%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$324,213	6,244	7.70%	$239,165	4,198	7.02%
Securities	13,857	145	4.19	19,412	142	2.93
Other interest-earning assets (2)	7,404	48	2.59	10,132	41	1.62

Total interest-earning assets	345,474	6,437	7.45	268,709	4,381	6.52

Noninterest-earning assets	14,914			17,775

Total assets	$360,388			$286,484

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	91,269	662	2.90	92,655	337	1.46
Time deposits	144,903	1,585	4.38	101,603	788	3.10

Total interest-bearing deposits	236,172	2,247	3.81	194,258	1,125	2.32
Other interest-bearing liabilities (3)	30,868	366	4.74	17,367	148	3.41

Total interest-bearing liabilities	267,040	2,613	3.91	211,625	1,273	2.41

Noninterest-bearing liabilities	61,093			49,707
Stockholders’ equity	32,255			25,152

Total liabilities and stockholders’ equity	$360,388			$286,484

Net interest income		$3,824			$3,108

Interest-rate spread (4)			3.54%			4.11%

Net interest margin (5)			4.43%			4.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.29			1.27

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$304,909	17,101	7.48%	$225,659	11,401	6.74%
Securities	15,021	425	3.77	16,551	335	2.70
Other interest-earning assets (2)	9,284	168	2.41	10,922	130	1.59

Total interest-earning assets	329,214	17,694	7.17	253,132	11,866	6.25

Noninterest-earning assets	16,083			16,532

Total assets	$345,297			$269,664

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	92,951	1,576	2.26	86,754	745	1.15
Time deposits	135,245	4,240	4.18	99,282	2,159	2.90

Total interest-bearing deposits	228,196	5,816	3.40	186,036	2,904	2.08
Other interest-bearing liabilities (3)	27,064	896	4.41	15,591	386	3.30

Total interest-bearing liabilities	255,260	6,712	3.51	201,627	3,290	2.18

Noninterest-bearing liabilities	58,843			43,464
Stockholders’ equity	31,194			24,573

Total liabilities and stockholders’ equity	$345,297			$269,664

Net interest income		$10,982			$8,576

Interest-rate spread (4)			3.66%			4.07%

Net interest margin (5)			4.45%			4.52%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.29			1.26

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

General. Our net earnings for the three months ended September 30, 2006, increased to $913,000 or $.24 earnings per basic share and $.22 earnings per diluted share compared to $751,000 or $0.23 earnings per basic share and $.20 earnings per diluted share for the three months ended September 30, 2005. Net earnings increased due to an increase in net interest income and a reduction in the provision for loan losses, which were both partially offset by a increase in noninterest expenses and income taxes.

Net Interest Income. Interest income increased to $6.4 million during the three months ended September 30, 2006, from $4.4 million in 2005. Interest on loans for the three months ended September 30, 2006 increased to $6.2 million from $4.2 million for the three months ended September 30, 2005. The increase in interest on loans was primarily due to an increase in the average balance of loans to $324 million, during the three months ended September 30, 2006 compared to $239 million, during the three months ended September 30, 2005. This increase was also due to an increase in the average yield earned to 7.70% for the three months ended September 30, 2006 from 7.02% for the three months ended September 30, 2005. Interest on securities increased to $145,000 during the three months ended September 30, 2006 from $142,000 for the three months ended September 30, 2005. The increase in interest income on securities was due to an increase in the yield earned from 2.93% in 2005 to 4.19% in 2006, partially offset by a decrease in the average balance of securities from $19.4 million in 2005 to $13.9 million in 2006.

Interest expense on interest bearing deposit accounts increased to $2.2 million during the three months ended September 30, 2006, compared to $1.1 million during the three months ended September 30, 2005. The increase was due to an increase in the average balance of interest bearing deposits to $236 million in 2006 from $194 million in 2005 and an increase in the average rate paid from 2.32% in 2005 to 3.81% in 2006. Interest expense on other borrowings increased to $366,000 during the three months ended September 30, 2006, compared to $148,000 during the three months ended September 30, 2006. The increase was due to an increase in the average balance of other borrowings to $30.9 million in 2006 from $17.4 million in 2005, and an increase in the average rate paid on other borrowings to 4.74% during the three months ended September 30, 2006 compared to 3.41% during the three months ended September 30, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

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

The provision for loan losses was $0 for the three months ended September 30, 2006 compared to $197,000 for the three months ended September 30, 2005. Management believes the lack of provision is warranted because classified assets decreased during the three months ended September 30, 2006 by $1.5 million, and charge-offs remain low. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.5 million at September 30, 2006. While management believes that its allowance for loan losses is adequate as of September 30, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $335,000 in 2006 from $323,000 for the three- months ended September 30, 2005 primarily due to an increase in service charges on deposit accounts and other service charges and fees.

Noninterest Expense. Total noninterest expense increased to $2.7 million for the three months ended September 30, 2006 from $2.1 million for the comparable period ended September 30, 2005, primarily due to an increase in employee compensation and benefits of $1.8 million due to the overall growth of the Company and the opening of a new banking office in the fourth quarter of 2005 and the opening of a new banking office in the third quarter of 2006.

Income Taxes. Income taxes for the three months ended September 30, 2006, were $526,000 or 36.6% compared to $432,000 or 36.5% for the period ended September 30, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

General. Our net earnings for the nine months ended September 30, 2006, increased to $2.8 million or $.74 earnings per basic share and $.69 earnings per diluted share compared to $2.0 million or $.61 earnings per basic share and $.53 earnings per diluted share for the nine months ended September 30, 2005. Net earnings increased due to an increase in net interest income and a reduction in the provision for loan losses, which were both partially offset by an increase in noninterest expenses and income taxes.

Net Interest Income. Interest income increased to $17.7 million during the nine months ended September 30, 2006, from $11.9 million in 2005. Interest on loans for the nine months ended September 30, 2006 increased to $17.1 million from $11.4 million for the nine months ended September 30, 2005. The increase in interest on loans was primarily due to an increase in the average balance of loans to $305 million, during the nine months ended September 30, 2006 compared to $226 million, during the nine months ended September 30, 2005. This increase was also due to an increase in the average yield earned to 7.48% for the nine months ended September 30, 2006 from 6.74% for the nine months ended September 30, 2005. Interest on securities increased to $425,000 during the nine months ended September 30, 2006 from $335,000 for the nine months ended September 30, 2005. The increase in interest income on securities was due to an increase in the average yield earned from 2.70% in 2005 to 3.77% in 2006, partially offset by a decrease in the average balance of securities from $16.5 million in 2005 to $15.0 million in 2006.

Interest expense on interest-bearing deposit accounts increased to $5.8 million during the nine months ended September 30, 2006, compared to $2.9 million during the nine months ended September 30, 2005. The increase was due to an increase in the rate paid to 3.4% during the nine months ended September 30, 2006 from 2.08% during the nine months ended September 30, 2005, and an increase in the average balance of interest bearing deposits to $228 million in 2006 from $186 million in 2005. Interest expense on other borrowings increased to $896,000 during the nine months ended September 30, 2006, compared to $386,000 during the nine months ended September 30, 2005. The increase was due to an increase in the average rate paid on other borrowings to 4.41% during the nine months ended September 30, 2006 compared to 3.30% during the nine months ended September 30, 2005, and an increase in the average balance of other borrowings to $27.1 million in 2006 from $15.6 million in 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

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

The provision for loan losses was $60,000 for the nine months ended September 30, 2006 compared to $557,000 for the nine months ended September 30, 2005. Management believes the decreased provision is warranted because classified assets decreased during the nine months ended September 30, 2006 by $600,000, and charge-offs remain low. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.5 million at September 30, 2006. While management believes that its allowance for loan losses is adequate as of September 30, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $1.2 million in 2006 from $848,000 for the nine months ended September 30, 2005. The increase is primarily due to an increase in service charges on deposit accounts and gain recognized on the sale of premises and equipment.

Noninterest Expense. Total noninterest expense increased to $7.6 million for the nine months ended September 30, 2006 from $5.7 million for the comparable period ended September 30, 2005, primarily due to an increase in employee compensation and benefits of $5.1 million due to the overall growth of the Company and the opening of a new banking office in the fourth quarter of 2005 and the opening of a new banking office in the third quarter of 2006.

Income Taxes. Income taxes for the nine months ended September 30, 2006, were $1.6 million or 36.8% compared to $1.2 million or 37.0% for the period ended September 30, 2005.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: November 8, 2006	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and
Chief Executive Officer

Date: November 8, 2006	By:	/s/ Sue A. Gilman
Sue A. Gilman, Executive Vice President and
Chief Financial Officer