Form 10-K
period 2006-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2007-04-02
CIK 1082564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $19.50, as quoted on the NASDAQ Capital Market, on March 1, 2007 was approximately $44,436,269. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 1, 2007: 4,067,667 shares of $.05 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 14, 2007, are incorporated by reference into Part III of this report.

PART I

Item 1.	Description Of Business.

Forward Looking Statements

This document contains forward-looking statements as defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words “anticipate”, “believe”, “estimate”, “may”, “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans First Community Bank has made, among other things. First Community Bank Corporation of America is referred to herein as “First Community. “We” and “our” refers to First Community and its wholly-owned subsidiaries First Community Bank of America and First Community Lender Services, Inc.

General

First Community is a Florida-based unitary savings and loan holding company with one bank subsidiary, First Community Bank of America (“First Community Bank”) and one non-bank subsidiary First Community Lenders Services, Inc.

First Community Bank

First Community owns all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity, however, is the operations of First Community Bank. First Community Bank was established in February 1985 and has seven branch locations in Pinellas, Hillsborough, Pasco and Charlotte Counties. It is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County, one banking office in Pasco County, and one banking office located in Charlotte County, Florida. During 2007, we anticipate opening two additional offices in Charlotte County.

As of December 31, 2006, First Community Bank had assets of approximately $390 million, net loans of $347 million and deposits of $302 million. Due to its strong focus on commercial lending, approximately 53% of First Community Bank’s total loans are commercial and 13% of its total deposits are comprised of non-interest bearing checking accounts.

First Community Lender Services, Inc.

First Community Lender Services, Inc. was incorporated in 2001 as a wholly owned subsidiary of First Community. First Community Lender Services was originally established to network with title insurance vendors. In November 2004, 1031 Exchange services were added. A 1031 Exchange allows customers to sell an investment property/properties and defer any capital gains taxes by purchasing a “like-kind” replacement property/properties within a certain time frame under Section 1031 of the Internal Revenue Code. First Community Lender Services, Inc. had nominal operations in 2006.

Strategy

We see tremendous opportunity to capitalize on the opportunities created by the continuing changing competitive landscape due to mergers and consolidation. The most recent mergers include the acquisitions of:

•	Signature Bank by Whitney Holding Company (LA), and

•	Southern Commerce Bank by Dickenson Financial Corporation.

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

Market Focus

Our marketing efforts are focused on attracting small and medium-sized businesses and individuals, including service companies, light manufacturing companies, commercial real estate developers, entrepreneurs and professionals, such as engineers, physicians, attorneys, certified public accountants, and architects.

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

Future Growth

In the next few years, we plan to have sufficient capital on hand to take advantage of growth opportunities either through the acquisition of small banks in identified strategic markets, or through the acquisition of branch sites that may come available in markets we are trying to penetrate. Currently, we have no specific acquisition candidates targeted. During 2007, we anticipate opening two new offices in our Charlotte County Region. The acquisition or formation of banks, the purchase of branch facilities, and the establishment of new branch facilities are subject to regulatory approvals and other requirements. See the “Supervision and Regulation” section for more details regarding the requirements surrounding the acquisition or formation of banks.

Products and Services

General. Through First Community Bank we offer a broad array of traditional banking products and services to our customers, including the products and services described below. These services are offered at each of our banking locations, as well as through our online banking program at www.efirstcommbank.com.

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

Loan Activities. We rely on deposits, borrowings and other sources of funds to originate loans. We offer a full range of short- and medium-term commercial, consumer and real estate loans. We generally seek to allocate our loan portfolio as follows: 60% to real estate loans; 20% to consumer loans; and 20% to commercial and industrial loans. Our loan approval process provides for various levels of officer lending authority. When a loan amount exceeds officer lending authority levels, it is reviewed by the loan committee of our Board of Directors, which has ultimate lending authority. The loan committee meets as needed.

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

Commercial Loans. This category includes loans made to business entities for a variety of business purposes. We place particular emphasis on loans to small- to medium-sized professional firms, retail and wholesale businesses, and light industry and manufacturing concerns operating in our principal markets. We consider “small businesses” to include those with generally less than $10 million in sales. Our commercial loans include term loans with variable interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. The risks of these types of loans depend on the general business conditions in the local economy and the borrowers’ ability to sell its products and services in order to generate sufficient business profits to repay their loans under the agreed upon terms and conditions. Personal guarantees are obtained from the principals of business borrowers, and sometimes third parties, to further support the borrowers’ ability to service the debt and reduce the risk of non-payment.

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

Construction and Development Loans. Construction and development loans are made on both a pre-sold and speculative basis, and generally have a fixed interest rate. If the borrower has entered into an arrangement to sell the property prior to beginning construction, we consider the loan to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, we consider the loan to be on a speculative basis. We make residential and commercial construction loans to builders and developers, as well as to consumers who wish to build their own homes. As of December 31, 2006, our construction real estate portfolio consists of 59% residential and 41% commercial real estate loans or $24.8 million in construction loans. The terms of most construction and development loans are limited to twelve months, although we may structure the payments based on a longer amortization basis. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or appraiser inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction loan field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and our ability to administer and control all phases of the construction disbursements. The primary source of repayment for these loans is the sale of collateral. Upon completion of the construction, we typically convert construction loans to permanent loans.

Residential Real Estate Loans. Adjustable or fixed-interest rate residential real estate loans are made to qualified individuals for the purchase of existing single-family residences in our principal markets. We make these loans in accordance with our appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. We believe that these loan-to-value ratios are sufficient to compensate us for fluctuations in real estate market values and minimize losses that could result from a downturn in the residential real estate market. We sell mortgage loans that do not conform to our policies in the secondary markets. The risk of these loans depends on our ability to sell the loans to national investors and on the frequency of interest rate changes. Our residential real estate loans are primarily in Florida.

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

In addition, we have been approved for participation in the OTS pilot program, which allows us to lend up to 25% of our capital and surplus on certain types of loans.

Other Services and Products. In addition to the deposit and loan products discussed above, we also provide:

• Cash management services;	• Sweep accounts;

• Telephone banking;	• Safe deposit boxes;

• Traveler’s checks;	• eStatements;

• Deposit pick-up for commercial customers;	• Wire transfers and ACH serv ices;

• Online banking/bill payment services;	• 1031 Exchange Services;

• Automatic drafts for various accounts;	• Debit cards; and

• Certificate of Deposit Account Registry Service (CDARS)	• Direct deposit of payroll and social security checks;

• VISA® and MasterCard® credit card services through our correspondent banks.

We offer extended banking hours (both drive-in and lobby) and an after-hours depository and are associated with a shared network of automated teller machines that customers may use throughout our market areas and other regions. We are also associated with third party Internet banking service providers that enable us to provide customers with cost effective, secure and reliable Internet banking services.

Asset and Liability Management

Our main assets are cash and cash equivalents, our loan portfolio and our investment portfolio. Our liabilities consist primarily of deposits. Our objective is to support asset growth through the growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. Consistent with the requirements of prudent banking necessary to maintain liquidity, we seek to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. The largest portion of our assets is invested in real estate, commercial and consumer loans. Our investment portfolio consists primarily of marketable securities of the United States government and federal agencies, generally with varied maturities.

Our asset/liability mix is monitored on a regular basis with a quarterly report detailing interest-sensitive assets and interest-sensitive liabilities. The objective of this policy is to control interest-sensitive assets and liabilities in order to minimize the impact of substantial movements in interest rates on our earnings.

Customers

The mergers in our market areas this past year and the consolidation of the Florida banking industry over the last several years have created significant opportunities for community-oriented banks such as ours to build a successful, locally managed bank. We believe that many of the larger financial institutions do not provide the high level of personalized services desired by many small and medium-sized businesses and their principals. Our marketing efforts are focused on attracting small and medium-sized businesses and individuals, including service companies, manufacturing companies, commercial real estate developers, entrepreneurs and professionals, such as engineers, physicians, CPAs, architects and attorneys.

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

Information About Our Primary Markets

Pinellas, Hillsborough, Pasco and Charlotte Counties are considered to be our primary market areas. Pinellas County, located on Florida’s Gulf Coast, is a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east. Pinellas County estimated its population in 2006 to be almost one million. Two of the top five beaches in the United States are located along the 588 miles of Pinellas County coastline, according to America’s Best Beaches’ List. Nicknamed the “Sunshine City,” St. Petersburg averages 361 sunny days every year, and is located in southeast Pinellas County. St. Petersburg is also home to the Tampa Bay Devil Rays. Top key business segments in Pinellas County are services industries, light manufacturing and financial services. Pinellas County has received the “Successful Community Award” for creating a special metropolitan region by improving housing, expanding recreational opportunities and protecting the environment. Hillsborough County is located midway along the west coast of Florida and is contiguous with Pinellas County. As of 2006, Hillsborough County estimated its population at 1,125,297. The City of Tampa is the largest city in Hillsborough County and is the third most populous city in Florida. It is approximately 20 miles northeast of St. Petersburg. Hillsborough’s key business segments include tourism, agriculture, construction, finance, health care, government, technology, and the port of Tampa, which is the seventh largest in the Nation. Tampa is home to both the NFL Tampa Bay Buccaneers and the NHL Tampa Bay Lightning. Pasco County, located on the Gulf of Mexico in the Tampa Bay area, is part of a nine-county region referred to as the “Nature Coast.” Pasco County estimated its population to be approximately 406,073 in 2006. Located in the rolling hills of eastern Pasco County, Dade City is the county seat. Pasco County’s economy has historically been tied to agriculture, however, over time it has shifted more to service, government and retail. Pasco County has a total of 745 square miles with more than 100 square miles of managed recreational facilities, including parks, four artificial reefs (one made up of surplus military tanks), more than 25 golf courses, and three State-designated canoe trails. Charlotte County is located between Lee County (Fort Myers) and Sarasota County in Southwest Florida on the Gulf of Mexico. Charlotte County estimated its population in 2006 at 169,210. Port Charlotte, the county’s geographical center, is approximately 100 miles south of St. Petersburg. Charlotte County features over 70 parks and recreational areas, including Charlotte Harbor, which is the 17th largest estuary in the Nation and the 2nd largest estuary in the State encompassing 270 square miles. The top two business segments of the County are service industries and construction. Charlotte County has been designated one of the top ten sailing destinations by SAIL magazine, and ranked 3rd “Best in America” place to live and golf by Golf Digest.

Competition

We are subject to intense competition from a variety of different competitors in our primary market areas in all phases of our operations. These competitors include:

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

Other existing community banks with whom we compete, and many new community bank start-ups, have marketing strategies similar to ours. These other community banks may open new branches in the communities we serve and compete directly for customers who want the level of service offered by community banks. Other community banks also compete for the same management personnel in Florida.

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

Personnel

First Community has four officers and no other employees. First Community Bank currently employs 103 full-time personnel and 7 part-time persons. First Community Lender Services, Inc. has no employees of its own and operates using employees of First Community Bank.

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

The OTS also has established certain rebuttable control determinations. An acquiror must file for approval of control with the OTS, or file to rebut the presumptions before surpassing a rebuttable control level of ownership. To rebut the presumption, the acquirer must file a submission with the OTS setting forth the reasons for rebuttal. The submission must be filed when the acquirer acquires more than 25% of any class of voting stock of the savings bank and when they have any of the control factors enumerated in 12 C.F.R. Section 574.4(c) which include, but are not limited to:

•	The acquirer would be one of the two largest stockholders of any class of voting stock;

•	The acquirer and/or the acquirer’s representative or nominees would constitute more than one member of the savings bank’s board of directors; and

•

The acquirer or nominee or management official of the acquirer would serve as the chairman of the board of directors, chairman of the executive committee, chief executive officer, chief operating officer, chief financial officer, or in any similar policy making authority in the savings bank.

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

Payment of Dividends. There are statutory and regulatory limitations on the payment of dividends by First Community Bank as proscribed by the OTS’ capital distribution regulation. Under the regulation, First Community Bank may make a capital distribution without the approval of the OTS, provided the OTS is notified 30 days before declaration of the capital distribution. First Community Bank must also meet the following requirements:

•	It is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and

•	The distribution does not exceed First Community Bank’s net income for the calendar year-to-date, plus retained net income for the previous two calendar years (less any dividends previously paid).

If First Community Bank does not meet the above-stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions. The OTS can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. First Community Bank has never paid a dividend; instead earnings are reinvested in First Community Bank to support our current growth rate.

Regulation of First Community Bank

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

First Community Bank’s tangible capital, core capital, and risk-based capital ratios at December 31, 2006, were 7.85%, 10.04%, and 11.19%, respectively.

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

At December 31, 2006, First Community Bank met each of its capital requirements. See Note 12 to the consolidated financial statements for a summary of the regulatory capital levels and percentages.

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

Insurance of Deposit Accounts. The FDIC currently maintains the Deposit Insurance Fund (“DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and Savings Association Insurance Fund. The deposit accounts of the Bank are insured by the DIF to the maximum amount provided by law. This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions.

The FDIC’s regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I is for well-capitalized institutions that are financially sound with only a few minor weaknesses. Risk Categories II, III and IV present progressively greater risks to the DIF. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of 5 to 7 basis points. The rates for Risk Categories II, III and IV are 7, 28 and 43 basis points, respectively. With advance notice to insured institutions, rates are subject to change. Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to it is assessment base, consisting generally of its deposit liabilities subject to certain adjustments. An institution insured by the FDIC on December 31, 1996, which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980’s to resolve the thrift bailout. During the year ended December 31, 2006, the quarterly assessments averaged approximately .0127% of assessable deposits, and First Community Bank paid approximately $34,550 in assessments.

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires a savings institution to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. The definition of portfolio assets has recently been amended to include the small business loans upon which we focus. As of December 31, 2006, we exceeded the QTL test, maintaining approximately 93% of our portfolio assets in qualified thrift investments.

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

Federal Home Loan Bank System. First Community Bank is a member of the Federal Home Loan Bank (“FHLB”) system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. As a member of the FHLB-Atlanta, First Community Bank is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 4.5% of our advances (borrowings) from the FHLB-Atlanta plus 8% of certain assets sold to the FHLB-Atlanta. We are in compliance with this requirement. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2006, dividends paid by the FHLB-Atlanta to First Community Bank amounted to approximately $97,000, at a yield of 5.61% on our investment. Should dividends be reduced, or interest on FHLB advances increased, our consolidated net interest income might also be reduced. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock we hold will not decrease as a result of any new legislation.

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

Item 1A.	Risk Factors

Investing in our common stock involves risk. In addition to the other information set forth elsewhere in this Report, the following factors relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock.

Our growth strategy may not be successful

As a strategy, we have sought to increase the size of our franchise through branch expansion and rapid growth, aggressively pursuing business development opportunities. No assurance can be provided that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms and expanding our asset base, while managing the costs and implementation risks associated with this growth strategy. There also can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our rate of growth, either through internal growth or through other successful expansions of our banking markets, or that we will be able to maintain capital sufficient to support our continued growth.

Losses from loan defaults may exceed the allowance we establish for that purpose, which will have an adverse effect on our business

If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition. Like all financial institutions, we maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects our management’s best estimate of probable losses in the loan portfolio at the relevant balance sheet date. This evaluation is primarily based upon a review of our and the banking industry’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. However, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect our earnings.

If real estate values in our target markets decline, our loan portfolio would be impaired

A significant portion of our loan portfolio consists of mortgages secured by real estate located in our primary market areas of Hillsborough and Pinellas Counties. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate prices decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

Changes in interest rates can have an adverse effect on our profitability

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and investment securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, competition, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

If we lose key employees, our business may suffer

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be negatively impacted. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including our Chief Executive Officer and President Kenneth P. Cherven. We have entered into an employment agreement with Chief Executive Officer and President Cherven which contains standard non-competition provisions to help alleviate some of this risk.

Our subsidiaries strong competition, which may limit their asset growth and profitability

Our primary market area is the urban areas in Hillsborough and Pinellas Counties, and to a lesser extent Pasco and Charlotte Counties. The banking business in these areas is extremely competitive, and the level of competition facing us following our expansion plans may increase further, which may limit our asset growth and profitability. Our subsidiary bank and service company experience competition in both lending and attracting funds from other banks, savings institutions, and non-bank financial institutions located within its market area, many of which are significantly larger institutions. Non-bank competitors competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

If adverse economic conditions in our target markets exist for a prolonged period, our financial results could be adversely affected

Our success will depend in large part on economic conditions in West Central Florida. A prolonged economic downturn or recession in these markets could increase our nonperforming assets, which would result in operating losses, impaired liquidity and the erosion of capital. A variety of factors could cause such an economic dislocation or recession, including adverse developments in the industries in these areas such as tourism, or natural disasters such as hurricanes, floods or tornadoes, or additional terrorist activities such as those our country experienced in September 2001.

First Community and its subsidiaries operate in an environment highly regulated by state and federal government; changes in banking laws and regulations could have a negative impact on our business

As a unitary holding company, First Community is regulated primarily by the Office of Thrift Supervision. Our current Subsidiaries are regulated primarily by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Florida Office of Finance Regulation. Federal and various state laws and regulations govern numerous aspects of our operations and the operations of our Subsidiaries, including:

➢	Adequate capital and financial condition;

➢	Permissible types and amounts of extensions of credit and investments;

➢	Permissible non-banking activities; and

➢	Restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by our holding company, our subsidiary bank and service company. Following such examinations, we may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations, based on information available to them at the time of their respective examination.

Regulatory action could severely limit future expansion plans

To carry out some of our expansion plans, we are required to obtain permission from the Office of Thrift Supervision. Application for the acquisition of existing thrifts and banks are submitted to the federal and state bank regulatory agencies for their approval. The future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict our expansion plans, as well as those of our Subsidiaries, which could limit our ability to increase revenue.

Investors may face dilution resulting from the issuance of common stock in the future

We have the power to issue common stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation. Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities, subject to limitations imposed by the NASDAQ Capital Market and the Office of Thrift Supervision. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing shareholders.

Shares of our preferred stock may be issued in the future which could materially adversely affect the rights of the holders of our common stock

Pursuant to our Articles of Incorporation, we have the authority to issue additional series of preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action of the shareholders. The rights of the holders of our common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future.

We may need additional capital in the future and this capital may not be available when needed or at all

We may need to incur additional debt or equity financing in the near future to fund future growth and meet our capital needs. We cannot assure you that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

Future sales of our common stock could depress the price of the common stock

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

There are substantial regulatory limitations on ownership of our common stock and changes of control

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct our management or our policies without prior notice or application to and the approval of the Office of Thrift Supervision.

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the NASDAQ Capital Market, and our price may fluctuate in the future

Although our common stock is listed for trading on the NASDAQ Capital Market, the trading market in our common stock has substantially less liquidity than the average trading market for companies quoted on the NASDAQ Capital Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

We lease our corporate headquarters, which also serves as our Mid-County office. Our headquarters is located at 9001 Belcher Road, Pinellas Park, Florida 33782 and consists of a 7,200 square foot, two-story stand alone building. The facility has three drive-through lanes and an ATM machine.

In addition to our headquarters, we currently have six branch offices: St. Petersburg, Largo, South Shore, West Shore, Dade City and Port Charlotte. We own our West Shore and Port Charlotte offices. Our West Shore office in Hillsborough County is a two-story, 6,200 square foot building, with four drive-through lanes and an ATM machine. The Port Charlotte office is located in a stand-alone building consisting of approximately 4,000 square feet, with one drive-through lane. We lease the St. Petersburg, Largo, South Shore, and Dade City offices. The St. Petersburg office consists of a 7,400 square foot, single story facility, with three drive-through lanes and an ATM machine. The Largo office consists of a 2,000 square foot, single story, stand alone facility with one drive-through lane. Our South Shore office, located in Apollo Beach in Hillsborough County, is a 3,227 square feet facility with one drive-through lane. The Dade City office consists of 1,400 square feet and is located in a retail center. During 2007, we will open two offices in Charlotte County. The Veterans Boulevard office will be a two-story, 7,400 square foot building, and the Punta Gorda office will be a renovated 1,509 square foot former McDonalds restaurant.

We operate a 400 square foot loan production facility in Bradenton, Florida and a 5,749 square foot operations center in Largo, Florida. Both facilities are leased.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On September 4, 2003, our stock began trading on The NASDAQ SmallCap Market (currently the NASDAQ Capital Market) under the symbol “FCFL.” As of March 1, 2007, there were 172 registered holders of common stock of First Community and approximately 533 street name holders. On March 15, 2005, we paid a stock dividend in common stock equal to 5% of the outstanding shares to shareholders of record as of the close of business on March 1, 2005. On January 20, 2006, a three-for-two stock split was issued to shareholders of record as of the close of business on January 10, 2006. On February 28, 2007 we paid a common stock dividend equal to 5% of our common shares outstanding to record holders as of the close of business on February 12, 2007.

On March 1, 2007, the closing sales price of our common stock was $19.50. At December 31, 2006, the closing sales price of our stock was $17.99 (adjusted for 5% stock dividend paid February 28, 2007).

	Calendar Years
	2006		2005
	Low	High	Low	High
	(Per share)		(Per share)
First Quarter*	$17.00	$28.24	$15.17	$17.53
Second Quarter*	19.75	21.75	15.36	16.69
Third Quarter*	18.77	21.75	15.60	17.30
Fourth Quarter*	18.51	20.58	15.78	18.89

*	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007, and three-for-stock split issued on January 20, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options**	Weighted-Average Exercise Price of Outstanding Options**	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans***
Equity compensation plans approved by security holders	715,141	$10.28	75,780
Equity compensation plans not approved by security holders	—	—	—

Total	715,141	$10.28	75,780

*	Excludes securities reflected in first column.
**	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007 and the three-for-two stock split issued on January 20, 2006.

(Remainder of this page intentionally left blank)

Stock Performance Graph

The following graph compares First Community’s cumulative stockholder’s return on our common stock with: (i) SNL Financial LC’s index for southeastern banks and bank holding companies; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from July 28, 2003 to December 31, 2006, inclusive.

First Community Bank of America

	Period Ending
Index	07/28/03	12/31/03	06/30/04	12/31/04	12/31/05	12/31/06
First Community Bank of America	100.00	135.40	176.99	256.65	249.35	263.29
Russell 3000	100.00	113.22	117.29	126.74	134.50	155.64
SNL Southeast Bank Index	100.00	106.02	109.26	125.72	128.69	150.90

Item 6.	Selected Consolidated Financial Data

The following selected financial data, is derived from our financial statements and other data. The selected financial data should be read in conjunction with our financial statements, including the financial statement notes included elsewhere herein. Net loans are stated net of unearned income. Earnings per share is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents from stock options as required. Book value per share excludes the effect of any outstanding stock options.

	At or for the year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Total assets	$390,899	$324,754	$241,806	$180,437	$147,255
Cash and cash equivalents	11,527	21,698	9,738	3,197	6,394
Securities available for sale	4,188	8,918	13,032	3,949	8,053
Securities held to maturity	11,151	5,278	1,775	3,477	509
Loans, net	346,788	272,534	205,789	160,236	123,932
Deposit accounts	299,710	272,629	200,718	134,529	120,632
Stockholders’ equity	33,682	29,147	23,618	20,184	11,261

Selected Operating Data:
Total interest income	24,462	$16,765	$11,562	$9,211	$8,288
Total interest expense	9,627	4,795	3,212	2,792	3,366
Net interest income	14,835	11,970	8,350	6,419	4,922
Provision for loan losses	230	795	605	668	543
Net interest income after provision for loan losses	14,605	11,175	7,745	5,751	4,379
Non-interest income	1,583	1,165	1,081	1,248	736
Non-interest expenses	10,434	7,805	5,620	4,700	3,921
Net earnings	3,652	2,863	2,023	1,468	753

Per Share Data(*):
Basic earnings per share	$.91	$.82	$.59	$.52	$.36
Diluted earnings per share	.85	.75	.53	.48	.34
Book value per share	8.35	7.78	6.75	6.13	5.33

Performance Ratios:
Return on average assets (R.O.A.)	1.03%	1.02%	0.94%	0.89%	0.56%
Return on average equity (R.O.E.)	11.59%	11.34%	9.15%	8.98	6.92
Dividend payout ratio	—	—	—	—	—
Equity to Assets	8.62	8.98	9.77	11.19	7.65
Interest-rate spread during the period	3.72	4.08	3.64	3.90	3.47
Net interest margin	4.39	4.57	4.13	4.21	3.89
Non-interest expense to average assets	2.95	2.79	2.62	2.86	2.92

Other Ratios and Data:
Average equity to average assets	8.90%	9.03%	10.32%	9.96%	8.09%
Allowance for loan losses to total loans	1.00	1.24	1.27	1.26	1.14
Net charge-offs to average loans	.05	(0.01)	(0.00)	(0.04)	(0.07)
Non-performing loans to total loans	.04	—	0.04	0.30	0.24
Allowance for loan losses to non-performing loans	23.38	—	33.00	4.25	4.71
Non-performing loans and foreclosed real estate as a percentage of total assets	0.13	—	0.05	0.29	0.21
Total number of full-service banking offices	7	6	4	4	3

(*)	All per share amounts have been adjusted to reflect the 5% stock dividends paid March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.

Item 7.	Management’s Discussion and Analysis or Plan of Operation

General

We own all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity is the operations of First Community Bank. First Community Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County, one banking office in Pasco County and one banking office located in Charlotte County, Florida. First Community Lender Services, Inc. provides tax deferred 1031 exchange services for eligible transactions. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated financial statements.

Critical Accounting Policies

We believe that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers to be adequate to absorb loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on the fair value of the underlying collateral. The collectibility of both principal and interest is evaluated when assessing the need for a specific reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

We have not substantially changed any aspect of our overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques compared to prior years that impacted the determination of the allowance during 2006.

Loans

We believe that general economic conditions in our primary service areas, including the real estate market, continue to be healthy due to the growth in the areas’ population and demand for real estate property and personal services. Accordingly, we have experienced continued demand for consumer and commercial loans in 2006 as net loans increased $74.3 million, or 27.3%, to $346.8 million at December 31, 2006. Commercial loan activity is focused on seasonal working capital loans and commercial real estate term loans. At December 31, 2006, 2005 and 2004, our non accrual loans had balances of 150,000, $0, $80,000, respectively.

Through First Community Bank, we engage in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

Commercial lending activities are directed principally towards businesses whose demands for funds fall within our bank subsidiary’s legal lending limits and who are potential deposit customers. Particular emphasis is placed on loans to small- and medium-sized businesses. Commercial loans consist primarily of loans made to individual, partnership or corporate borrowers, and who obtained those loans for a variety of business purposes.

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

Non performing Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

A loan is generally placed on non accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on non-accrual status and all prior accrued interest is reversed against income. Cash payments received while a loan is in non-accrual status are recorded as a reduction of principal as long as doubt exists as to collection. If a loan is brought current it will be taken off non-accrual status.

If foreclosure is required, when completed, the property would be sold at a public auction in which we will generally participate as a bidder. If we are the successful bidder, the acquired real estate property is then included in the foreclosed real estate account until it is sold. Under federal regulations we are permitted to finance sales of foreclosed real estate by “loans to facilitate,” which may involve more favorable interest rates and terms than generally would be granted under normal underwriting guidelines.

Charge-Offs Policy. All loans deemed uncollectible by management will be charged-off or written down as per the following guidelines:

	December 31,
Type of Loan	Amount 2006	Percent of Loans in Each Category to Total Loans 2006	Amount 2005	Percent of Loans in Each Category to Total Loans 2005	Amount 2004	Percent of Loans in Each Category to Total Loans 2004	Amount 2003	Percent of Loans in Each Category to Total Loans 2003	Amount 2002	Percent of Loans in Each Category to Total Loans 2002
	(Dollars in thousands)
Residential mortgage loans	$114,311	32.6%	$75,585	27.3%	$44,147	21.2%	$39,783	24.5%	$38,568	30.7%
Commercial real estate loans	162,973	46.5	109,995	39.8	97,849	46.9	69,507	42.8	51,443	41. 0
Commercial loans	21,572	6.1	31,916	11.6	24,322	11.6	21,502	13.2	14,103	11. 3
Installment loans	51,784	14.8	58,708	21.3	42,335	20.3	31,578	19.5	21,391	17.0

Subtotal	350,640	100.0%	$276,204	100.0%	208,653	100.0%	162,370	100.0%	125,505	100.0%

Deduct:
Allowance for loan losses	(3,499)		(3,416)		(2,640)		(2,041)		(1,434)
Net deferred loan fees	(353)		(254)		(224)		(93)		(139)

Net loans	$346,788		$272,534		$205,789		$160,236		$123,932

•	All open-end credits past due for more than 90 days and all unsecured closed-end credits past due for 90 days must be charged-off.

•

Secured non real estate loans when deemed uncollectible by management will be charged-off or written down to no more than 100% of the net liquidated collateral value of the loan as determined by management.

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

The following is an analysis of maturities of our loans as of December 31, 2006 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Residential mortgage loans	$24,938	$11,900	$77,473	$114,311
Commercial real estate loans	41,051	60,056	61,866	162,973
Commercial loans	10,827	8,644	2,101	21,572
Installment loans	4,974	30,371	16,439	51,784

Total	$81,790	$110,971	$157,879	$350,640

All loans are recorded according to original terms and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2006, the amount of loans due after one year with fixed interest rates totaled approximately $91.9 million, while the amount of loans due after one year with floating interest rates totaled approximately $176.9 million. We generally do not make fixed-rate loans with maturities longer than five years.

At December 31, 2006, 2005, 2004, 2003 and 2002 non accrual loans were as follows for the years indicated (dollars in thousands):

	At December 31,
	2006	2005	2004	2003	2002
Residential mortgage loans	$–	$–	$57	$480	$232
Commercial real estate loans	150	–	–	–	–
Commercial loans	–	–	–	–	–
Installment loans	–	–	23	–	73

Total non-accrual loans	$150	$–	$80	$480	$305

At December 31, 2006, 2005, 2004, 2003, and 2002 there were no loans which would be defined as troubled debt restructurings or past due ninety days or more and still accruing.

An analysis of our allowance for loan losses and loan loss experience (charge-offs and recoveries) is furnished in the following table (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Balance at beginning of period	$3,416	$2,640	$2,041	$1,434	$961

Charge-offs:
Consumer	(19)	(20)	(54)	(6)	(26)
Commercial	(134)	(2)	(2)	(25)	(57)
Residential	–	–	–	(30)	–
Recoveries:
Consumer	6	2	14	–	–
Commercial	–	1	–	–	–
Residential	–	–	36	–	13

Net charge-offs	(147)	(19)	(6)	(61)	(70)
Provision for losses charged to operations	230	795	605	668	543

Balance at end of period	$3,499	$3,416	$2,640	$2,041	$1,434

Asset Quality Ratios
Net charge-offs to average loans	.05%	(0.01)%	(0.00)%	(0.04)%	(0.04)%
Allowance for loan losses to total loans	1.00	1.24	1.27	1.26	1.14
Allowance for loan losses to non performing loans	23.38	–	33.0	4.25	4.71
Non performing loans to total loans	.04	–	0.04	0.30	0.24
Non performing loans to total assets	.04	–	0.03	0.27	0.21

At December 31 the allowance for possible credit losses were generally allocated as follows for the years indicated (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential mortgage loans	$317	32.6%	$417	27.3%	$238	21.2%	$196	24.5%	$175	30.7%%
Commercial real estate loans	$1,400	46.5	1,447	39.8	1,251	46.9	907	42.8	676	4 1. 0
Commercial loans	945	6.1	819	11.6	699	11.6	426	13.2	263	11.3
Installment loans	837	14.8	733	21.3	452	20.3	512	19.5	320	17.0

Total	$3,499	100.0%	$3,416	100.0%	$2,640	100.0%	$2,041	100.0%	$1,434	100.0%

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

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2006, 2005 and 2004 the carrying value of our investments:

	December 31,
Investment Category	2006	2005	2004
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$498	$1,971	$3,474
U.S. Government agency securities	2,993	6,104	8,432
Mortgage-backed securities	697	843	1,126

Total	$4,188	$8,918	$13,032

Held to maturity:
U.S. Government agency securities	$2,646	$1,366	$1,000
Mortgage-backed securities	1,487	1,897	775
Municipal securities	7,018	2,015	–

Total	$11,151	$5,278	$1,775

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:
U.S. Treasury securities	$498	2.96%	$–	–%	$–	–%	$–	–%	$498	2.96%
U.S. Government agency securities	–	–	$2,993	5.10	–	–	–	–	$2,993	5.10%

Total	$498	2.96%	$2,993	5.10%	$–	–%	$–	–%	$–	–%

Mortgage-backed securities									697	4.52%

Total									$4,188	4.75%

Held to Maturity:
U.S. Government agency and municipal securities	$994	4.09%	$1,652	4.68%			$7,018	4.02%	$9,664	4.18%

Mortgage-backed securities									1,487	3.86%

Total									$11,151	4.14%

Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while attempting to maximize profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit including federal funds purchased from correspondent banks and from the FHLB.

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

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and borrowings from the FHLB. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. We maintain lines of credit at SunTrust Bank and at the Bankers Bank upon which we can draw up to $7.5 million. The line of credit at SunTrust Bank is secured by our common stock. There was no balance drawn on that line of credit as of December 31, 2006. The line of credit at the Bankers Bank is unsecured and had no funds drawn at year end. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

A full range of interest bearing and non-interest bearing accounts, are offered, including business and consumer checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are individuals, businesses and employees of businesses within our market areas. Deposits are generally obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits. In addition, we have implemented a service charge fee schedule competitive with other financial institutions in our market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $299.7, $272.6, and $200.7 million at December 31, 2006, 2005, and 2004, respectively. Most of the $27.1 million increase in deposits since December 31, 2005, was attributable to growth in time deposits reflecting the impact of the interest rate environment. The funding requirements for loans have continued to increase in 2006, from 2005 levels. Net loans have increased $74.3 million during the period from December 31, 2005, to December 31, 2006. Management anticipates that a stable base of deposits will be our primary source of funding to meet both its short-term and long-term liquidity needs in the future.

The following table presents, for the years ended December 31 2006, 2005, and 2004 the average amount of, and average rate paid on, each of the following deposit categories (dollars in thousands):

	Average Amount			Average Rate Paid
Deposit Category	2006	2005	2004	2006	2005	2004
Non interest bearing demand	$49,143	$35,933	$34,003	–%	–%	–%
Savings, NOW and money market deposits	103,239	88,654	52,822	2.04	1.31	1.03
Time deposits	140,104	101,681	86,162	4.41	3.04	2.54

Total	$292,486	$226,268	$172,987	2.83	1.81%	1.58%

The following table indicates the amount of outstanding time certificates of deposit of $100,000 or more and their respective maturities as of December 31 (in thousands):

2006
3 months or less	$7,715
3-12 months	59,374
1-3 years	24,861
Over 3 years	1,269

Total	$93,219

Borrowings. To date First Community Bank has relied on deposits, proceeds from sales of its loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as its major sources of funding. As of December 31, 2006, First Community Bank held repurchase agreements, which are used as sweep account for commercial customers, of approximately $6.3 million. In the future, First Community Bank also will rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet the demand for loans, First Community Bank has the ability to seek a portion of the needed funds through loans (advances) from the FHLB where it currently has the ability to borrow up to $97 million. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2006, 2005 and 2004 are set forth in the table below ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate		At December 31,
			2006	2005	2004
2005	4.54		$–	–	$1,000
2005	1.94		–	–	1,000
2006	2.48		–	2,000	2,000
2007	5.50	(1)	17,500	–	–
2007	5.36		7,000	–	2,000
2007	3.34		2,000	2,000	2,000
2008	4.14		2,000	2,000	2,000
2008	4.45		3,000	3,000	–
2009	3.71		1,000	1,000	1.000
2010(2)	4.02		–	1,000	–
2011	5.40		5,000	–	–
2012(3)	3.93		–	1,000	1,000
2016(4)	4.62		5,000	–	–

			$42,000	$12,000	$12,000

(1)	FHLB has a variable rate
(2)	FHLB called in September 2006
(3)	FHLB called April 2006
(4)	FHLB has a call option in October 2009

Average Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Real estate operating leases	$640	$1,211	$976	$1,971	$4,798
Certificates of Deposit	117,517	37,554	2,735	–	157,806
Federal home loan bank advances*	9,000	6,000	5,000	5,000	25,000

Total	$127,157	$44,765	$8,711	$6,971	$187,604

*	$17,500 in overnight FHLB advances not included since they are not long-term obligations

Further discussion of the nature of each obligation is included in “Note 4-Premises and Equipment, Net”, “Note 5-Deposits”, and “Note 6-Federal Home Loan Bank Advances”.

Average Balance, Interest and Average Yields and Costs

The following is an analysis of the net interest earnings for the years ended December 31, 2006, 2005, and 2004 with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities.

(Table on following page)

For purposes of these analyses, non-accruing loans, if any, are included in the average balances.

	For the Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans(1)	$313,688	$23,656	7.54%	$233,888	$16,093	6.88%	$179,279	$11,165	6.23%
Securities(2)	15,181	592.90%		16,352	455	2.78	12,089	277	2.29
Other interest earnings assets	8,928	214	40%	11,787	217	1.84	10,690	120	1.12

Total earning assets	337,797	24,462	24%	262,027	16,765	6.40	202,058	11,562	5.72

Non-earning assets	16,057			17,542			12,325

Total Assets	$353,854			$279,569			$214,383

LIABILITIES:
Interest-bearing liabilities:
Savings NOW and money market	$103,239	2,105	2.04	$88,654	1,161	1.31	$52,822	544	1.03
Time Deposits	140,104	6,175	4.41	101,681	3,092	3.04	86,162	2,190	2.54

Total Interest Bearing Deposits	243,343	8,280	3.40	190,335	4,253	2.23	138,984	2,734	1.97
Other borrowings(3)	29,869	1,347	4.51	16,017	542	3.38	15,674	478	3.05

Total interest-bearing liabilities	273,212	9,627	3.52	206,352	4,795	2.32	154,658	3,212	2.08

Non interest-bearing liabilities	49,143			47,967			37,606
Stockholders’ equity	31,499			25,250			22,119

Total liabilities and equity	$353,854			$279,569			$214,383

Net interest income		$14,835			$11,970			$8,350

Interest-rate spread(4)			3.72%			4.08%			3.64%

Net interest margin(5)			4.39%			4.57%			4.13%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.24			1.27			1.31

(1)	Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include non-performing loans.
(2)	Yields on securities available for sale are based on average amortized cost.
(3)	Other borrowings include Federal Home Loan Bank Advances, repurchase agreements with customers and First Community’s line of credit.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earnings assets and the weighted-average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2006 Compared to 2005 Increase (Decrease) Due to (dollars in thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$1,544	$5,490	$529	$7,563
Securities	183	(33)	(13)	137
Other interest-earning assets	66	(53)	(16)	(3)

Total increase in interest income	$1,793	$5,404	$500	$7,697

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	647	191	106	944
Time deposits	1,393	1,168	522	3,083
Other borrowings	181	468	156	805

Total increase in interest expense	2,221	1,827	784	4,832

Net change in net interest income	$(428)	$3,577	$(284)	$2,865

	Year Ended December 31, 2005 Compared to 2004 Increase (Decrease) Due to (In thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$1,165	$3,402	$361	$4,928
Securities	59	98	21	178
Other interest-earning assets	77	12	8	97

Total increase (decrease) in interest income	1,301	3,512	390	5,203

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	148	369	100	617
Time deposits	431	394	77	902
Other borrowings	52	10	2	64

Total increase (decrease) in interest expense	631	773	179	1,583

Net change in net interest income	$670	$2,739	$211	$3,620

Comparison of the Years Ended December 31, 2006 and 2005

General. Our net earnings for the year ended December 31, 2006, increased to $3.7 million or $0.91 earnings per basic share and $0.85 earnings per diluted share, compared to $2.9 million or $0.82 earnings per basic share and $0.74 earnings per diluted share for the year ended December 31, 2005. Net earnings increased due to increases in net interest income and non-interest income, which was partially offset by increases in non-interest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $24.5 million during the year ended December 31, 2006, from $16.8 million in 2005. Interest on loans for the year ended December 31, 2006 increased to $23.7 million from $16.1 million for the year ended December 31, 2005. The increase in interest on loans was primarily due to an increase in the average balance of loans during the year ended December 31, 2006 when compared the year ended December 31, 2005. This increase was partially offset by a decrease in the average yield earned for the year ended December 31, 2006 when compared to 2005. Interest on securities increased to $592,000 during the year ended December 31, 2006, from $455,000 for the year ended December 31, 2005. The increase in interest income on securities was due to an increase in the average balance of securities in 2006 when compared to 2005 partially offset by a decrease in the average yield earned in 2006 when compared to 2005.

Interest expense on interest bearing deposit accounts increased to $8.3 million during the year ended December 31, 2006, compared to $4.3 million during the year ended December 31, 2005. The increase was due to an increase in the average balance of interest bearing deposits in 2006 combined with higher rates paid on deposits due to rising interest rate environment.

Interest expense on other interest bearing liabilities increased to $1.4 million during the year ended December 31, 2006, compared to $0.5 million in 2005. The increase was primarily due to an increase in the average balance of such liability accounts combined with increasing rates paid on borrowings.

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, management determines an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee, external auditors, or by the banking examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded Special Mention are multiplied by an inherent loss factor of 3%-5% to determine the amount to be included in the allowance. Loans graded Substandard are generally multiplied by a loss factor of 5%-15%, loans graded Doubtful are generally multiplied by a loss factor of 50% and loans graded Loss are multiplied by a loss factor of 100%. In addition to the 15% and 50% on Substandard and Doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, losses due to economic factors, concentration of credit risk and portfolio composition changes are also considered allowance for loan loss.

The provision for loan losses was $230,000 for the year ended December 31, 2006 compared to $795,000 for the year ended December 31, 2005. Provision for loan losses was reduced based on the Company’s planned exit strategies for various classified assets and to more accurately match the reserve to historically low loan loss trends. In 2006 we began the year with classified assets of $2.6 million or .94% of net loans and reduced the level to $1.3 million or .36% of net loans as of December 31, 2006. During the year as the exit strategy for problem loans was met, management was encouraged to reduce the loan loss provision.

The allowance for loan losses was $3.5 million at December 31, 2006 which was believed to be adequate. Future adjustments to the allowance for loan losses may be necessary if unforeseen economic weakness is caused by rising interest rates thus stressing the already slow residential real estate market.

Non interest Income. Non interest income increased to $1.6 million in 2006 from $1.2 million for the year ended December 31, 2005. The increase is primarily due to increases in deposit fees, other service charges and gains recognized on the sale of loans held for sale. Non-interest income included an immediate a $225,000 gain on the sale of two banking offices in a sale-leaseback transaction. In addition, $107,000 in deferred gain amortization was recognized in 2006.

Non interest Expense. Total non interest expense increased to $10.4 million for the year ended December 31, 2006, from $7.8 million for the comparable period ended December 31, 2005, primarily due to an increase in employee compensation and benefits of $1.9 million due to the opening of new banking offices and operations staff to support the growth.

Income Taxes. Income taxes for the year ended December 31, 2006, was $2.1 million or 36.5% compared to $1.7 million or 36.9% for the year ended December 31, 2005.

Comparison of the Years Ended December 31, 2005 and 2004

General. Our net earnings for the year ended December 31, 2005, increased to $2.9 million or $0.82 earnings per basic share and $0.74 earnings per diluted share, compared to $2.0 million or $0.59 earnings per basic share and $0.53 earnings per diluted share for the year ended December 31 2004. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in non-interest expenses and the provision for income taxes.

Net Interest Income. Interest income increased to $16.8 million during the year ended December 31, 2005, from $11.6 million in 2004. Interest on loans for the year ended December 31, 2005, increased to $16.1 million from $11.2 million for the year ended December 31, 2004. The increase in interest on loans was primarily due to an increase in the average balance of loans during the year ended December 31, 2005, when compared the year ended December 31, 2004. This was primarily due to the opening of two new banking offices during 2005. This increase was also due to an increase in the average yield earned for the year ended December 31, 2005, when compared to 2004. Interest on securities increased to $455,000 during the year ended December 31, 2005, from $277,000 for the year ended December 31, 2004. The increase in interest income on securities was due to an increase in the average balance of securities in 2005 when compared to 2004 and an increase in the average yield earned in 2005 when compared to 2004. Interest on other interest earning assets increased to $217,000 during the year ended December 31, 2005, from $120,000 during the year ended December 31, 2004, due to an increase in the average balance and average yield earned in 2005.

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

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, management determines an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee, external auditor or by the banking examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded Special Mention are multiplied by an inherent loss factor of 3%—5% to determine the amount to be included in the allowance. Loans graded Substandard are generally multiplied by a loss factor of 5% to 15%, loans graded Doubtful are generally multiplied by a loss factor of 50% and loans graded Loss are multiplied by a loss factor of 100%. In addition to the 5%—15% and 50% on Substandard and Doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, economic factors, concentration of credit risk and portfolio composition changes are also considered allowance for loan loss.

The provision for loan losses was $795,000 for the year ended December 31, 2005, compared to $605,000 for the year ended December 31, 2004. Continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs which would require an increase to the loan loss reserves in the future.

The allowance for loan losses is $3.4 million at December 31, 2005. While management believes that its allowance for loan losses is adequate as of December 31, 2005, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Non interest Income. Non interest income increased to $1.2 million in 2005 from $1.1 million for the year ended December 31, 2004. The increase is primarily due to an increase in gains recognized on the sale of loans held for sale.

Non interest Expense. Total non interest expense increased to $7.8 million for the year ended December 31, 2005 from $5.6 million for the comparable period ended December 31, 2004, primarily due to an increase in employee compensation and benefits of $1.4 million resulting from our overall growth and the opening of two new banking offices in 2005.

Income Taxes. Income taxes for the year ended December 31, 2005, was $1.7 million or 36.9%, compared to $1.2 million or 36.9% for the year ended December 31, 2004.

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31, 2006 and 2005, are as follows. All per share amounts reflect the 5% stock dividends paid in March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006 (in thousands, except share amounts):

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,768	$6,437	$5,933	$5,324
Interest expense	2,915	2,613	2,240	1,859

Net interest income	3,853	3,824	3,693	3,465
Provision for loan losses	170	—	—	60

Net interest income after provision for loan losses	3,683	3,824	3,693	3,405
Noninterest income	404	335	545	299
Noninterest expense	2,812	2,720	2,535	2,367

Earnings before income taxes	1,275	1,439	1,703	1,337
Income taxes	454	526	632	490

Net earnings	$821	$913	$1,071	$847

Basic earnings per share	.20	.23	.27	.21
Diluted earnings per share	.19	.21	.25	.20

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$4,899	$4,381	$3,930	$3,555
Interest expense	1,505	1,273	1,075	942

Net interest income	3,394	3,108	2,855	2,613
Provision for loan losses	237	197	203	158

Net interest income after provision for loan losses	$3,157	$2,911	$2,652	$2,455
Noninterest income	$315	$323	$276	$251
Noninterest expense	2,125	2,051	1,922	1,707

Earnings before income taxes	1,347	1,183	1,006	999
Income taxes	494	432	377	369

Net earnings	$853	$751	$629	$630

Basic earnings per share	$.24	.22	.18	.18

Diluted earnings per share	$.23	.19	.16	.16

Item 7A.	Market Risk

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of First Community Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds, while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. The largest portion of our assets are invested in commercial, consumer and real estate loans.

The asset/liability mix is monitored on a quarterly basis and a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to First Community Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on our earnings.

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

At December 31, 2006, we had $206,609 million in interest sensitive assets, compared to $223,782 million in interest sensitive liabilities that will mature or re-price within a year.

A negative gap position is when there are a greater amount of interest sensitive liabilities re-pricing (or maturing) than there are interest sensitive assets in a given time interval. In this instance, the impact on net interest income would be positive in a declining rate environment and negative if rates were rising. Conversely, a positive gap position represents a greater amount of interest sensitive assets re-pricing (or maturing). Thus, an increase in rates would positively impact net interest income, as the yield on earning assets would increase prior to the increase in the cost of interest bearing liabilities. The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change to rates on prime related assets, whereas a liability which re-prices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate.

Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

The following is a combined maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2006.

	0-90 Days	91-365 Days	Over 1 Year to 5 Years	Over 5 Years to Ten Years	Over Ten Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities(1)	$795	$1,912	$5,364	$—	$7,268	$15,339
Loans	138,290	53,732	139,931	14,049	4,285	350,287
Other	11,529	351	80	—	332	12,292
Total rate-sensitive assets	$150,614	$55,995	$145,375	$14,049	$11,885	$377,916

Total rate sensitive liabilities	$94,800	$128,982	$74,507	$11,326	$—	$309,615

Interest sensitivity gap:
Sensitive assets less rate sensitive liabilities	$55,814	$(72,987)	$70,868	$2,723	$11,885	$68,303

Cumulative Gap	$55,814	$(17,173)	$53,695	$56,418	$68,303

(1)	Investments and Federal Home Loan Bank Advances are scheduled through call dates

Market Risk Management

Our market risk is the risk of loss that may result from changes in market prices and rates. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. The measurement of market risk associated with financial instruments is meaningful only when related offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while our Asset and Liability Committee (“ALCO”) relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) that limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

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

At December 31, 2006, our economic value of equity exposure related to those hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shock at December 31, 2006.

Interest Rate Scenario	Economic Value	Percentage Change From Base	Percentage of Total Assets	Percentage of Equity Book Value
	(Dollars in thousands)
Up 200 basis points	$27,200	(17.33)%	(1.46)%	87.41%
BASE	32,903	–	–	104.34%
Down 200 basis points	37,559	14.15%	1.19%	118.16%

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

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2006, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over 12 months by 200 basis points. At December 31, 2006, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines.

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change From Base
	(In thousands)
Up 200 basis points	$16,548	4.28%
BASE	15,869	—
Down 200 basis points	14,852	(6.41)%

Item 8.	Financial Statements

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

St. Petersburg, Florida:

We have audited the accompanying consolidated balance sheets of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 22, 2007

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Cash and due from banks	$2,219	2,273
Interest-bearing deposits with banks	9,308	19,425

Cash and cash equivalents	11,527	21,698
Other interest-bearing deposits with banks	431	527
Securities available for sale	4,188	8,918
Securities held to maturity	11,151	5,278
Loans, net of allowance for loan losses of $3,499 in 2006 and $3,416 in 2005	346,788	272,534
Federal Home Loan Bank stock, at cost	2,553	1,109
Premises and equipment, net	7,094	8,790
Foreclosed real estate	368	—
Accrued interest receivable	1,720	1,245
Deferred income taxes	1,673	1,471
Bank owned life insurance	2,395	2,310
Other assets	1,011	874

	$390,899	324,754

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	38,884	37,010
Savings, NOW and money-market deposits	103,020	115,286
Time deposits	157,806	120,333

Total deposits	299,710	272,629
Federal Home Loan Bank advances	42,500	12,000
Other borrowings	6,289	3,709
Accrued expenses and other liabilities	8,718	7,269

Total liabilities	357,217	295,607

Commitments (Notes 4, 14 and 18)
Stockholders’ equity:
Common stock, $0.05 par value, 6,250,000 shares authorized, 3,840,687 and 3,747,582 shares issued and outstanding in 2006 and 2005	192	187
Additional paid-in capital	25,642	24,826
Retained earnings	7,852	4,200
Accumulated other comprehensive income (loss)	(4)	(66)

Total stockholders’ equity	33,682	29,147

	$390,899	324,754

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Interest income:
Loans	$23,656	16,093	11,165
Securities	592	455	277
Other interest earning assets	214	217	120

Total interest income	24,462	16,765	11,562

Interest expense:
Deposits	8,280	4,253	2,734
Other borrowings	1,347	542	478

Total interest expense	9,627	4,795	3,212

Net interest income	14,835	11,970	8,350
Provision for loan losses	230	795	605
Net interest income after provision for loan losses	14,605	11,175	7,745

Noninterest income:
Service charges on deposit accounts	703	521	544
Other service charges and fees	242	127	115
Income from bank owned life insurance	85	86	89
Gain on sale of loans held for sale	237	140	102
Other	316	291	231

Total noninterest income	1,583	1,165	1,081

Noninterest expenses:
Employee compensation and benefits	6,897	4,976	3,532
Occupancy and equipment	1,214	852	586
Data processing	883	749	567
Professional fees	155	197	192
Office supplies	305	203	109
Insurance	186	165	125
Advertising	38	31	49
Other	756	632	460

Total noninterest expenses	10,434	7,805	5,620

Earnings before income taxes	5,754	4,535	3,206
Income taxes	2,102	1,672	1,183

Net earnings	$3,652	2,863	2,023

Earnings per share:
Basic earnings per share	$.91	.82	.59

Diluted earnings per share	$.85	.74	.53

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except share amounts)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	1,993,194	$159	17,911	2,113	1	20,184

Comprehensive income:
Net earnings	—	—	—	2,023	—	2,023
Net change in unrealized gain on securities available for sale, net of taxes of $ 37	—	—	—	—	(62)	(62)

Comprehensive income						1,961

Exercise of stock options	12,600	1	100	—	—	101
Exercise of stock warrants	109,703	9	1,307	—	—	1,316
Tax benefit from stock options exercised	—	—	56	—	—	56

Balance at December 31, 2004	2,115,497	169	19,374	4,136	(61)	23,618

Comprehensive income:
Net earnings	—	—	—	2,863	—	2,863
Net change in unrealized loss on securities available for sale, net of taxes of $ 3	—	—	—	—	(5)	(5)

Comprehensive income						2,858

Exercise of stock options	288,750	23	2,643	—	—	2,666
Tax benefit from stock options exercised	—	—	298	—	—	298
Repurchase of common stock	(11,500)	(1)	(287)	—	—	(288)
5% stock dividend, fractional shares paid-in cash of $ 4	105,641	9	2,785	(2,798)	—	(4)
Three-for-two stock split, fractional shares paid-in cash of $ 1	1,249,194	(13)	13	(1)	—	(1)

Balance at December 31, 2005	3,747,582	$187	24,826	4,200	(66)	29,147

						(continued )

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2006, 2005 and 2004

(In thousands, except share amounts)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	3,747,582	$187	24,826	4,200	(66)	29,147

Comprehensive income:
Net earnings	—	—	—	3,652	—	3,652
Net change in unrealized loss on securities available for sale, net of taxes of $ 37	—	—	—	—	62	62

Comprehensive income						3,714

Exercise of stock options	93,158	5	606	—	—	611
Tax benefit from stock options exercised	—	—	188	—	—	188
Stock option expense	—	—	22	—	—	22
Three-for-two stock split, fractional shares paid-in cash	(53)	—	—	—	—	—

Balance at December 31, 2006	3,840,687	$192	25,642	7,852	(4)	33,682

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$3,652	2,863	2,023
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	230	795	605
Depreciation and amortization	462	311	257
Net amortization of deferred loan fees and costs	99	30	112
Income from bank owned life insurance	(85)	(86)	(89)
(Gain) loss on sale of foreclosed real estate	—	(1)	22
Origination of loans held for sale	(15,088)	(11,339)	(5,477)
Proceeds from sale of loans held for sale	16,250	10,256	5,814
Gain on sale of loans held for sale	(237)	(140)	(102)
Increase in accrued interest receivable	(475)	(434)	(156)
(Increase) decrease in other assets	(137)	(189)	354
Deferred income taxes	(202)	(622)	(269)
Increase in accrued expenses and other liabilities	1,412	2,923	1,472
Tax benefit from options exercised	—	298	56
Share-based compensation	22	—	—

Net cash provided by operating activities	5,903	4,665	4,622

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	96	188	(715)
Purchase of securities available for sale	(2,487)	(487)	(10,374)
Principal payments on securities available for sale	316	593	192
Proceeds from calls and maturities of securities available for sale	7,000	4,000	1,000
Principal payments on securities held to maturity	385	377	202
Purchase of securities held to maturity	(7,138)	(12,422)	(500)
Proceeds from calls and maturities of securities held to maturity	880	8,542	2,000
Net increase in loans	(75,876)	(66,347)	(46,560)
Sale (purchase) of premises and equipment, net	1,234	(3,860)	(1,427)
Proceeds from sale of foreclosed real estate	—	50	32
(Purchase) redemption of Federal Home Loan Bank stock	(1,444)	(211)	152

Net cash used in investing activities	(77,034)	(69,577)	(55,998)

Cash flows from financing activities:
Increase in deposits	27,081	71,911	66,189
Proceeds from Federal Home Loan Bank advances	59,700	33,800	1,000
Repayments of Federal Home Loan Bank advances	(29,200)	(33,800)	(10,000)
Net increase (decrease) in other borrowings	2,580	2,587	(689)
Proceeds from exercise of stock options and warrants	611	2,666	1,417
Repurchase of common stock	—	(288)	—
Fractional shares of stock dividend paid in cash	—	(4)	—
Tax benefit from options exercised	188	—	—

Net cash provided by financing activities	60,960	76,872	57,917

Net (decrease) increase in cash and cash equivalents	(10,171)	11,960	6,541
Cash and cash equivalents at beginning of year	21,698	9,738	3,197

Cash and cash equivalents at end of year	$11,527	21,698	9,738

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,199	4,741	3,266

Income taxes	$2,193	2,041	1,265

Noncash transactions:
Transfer from loans to foreclosed real estate	$368	—	55

Accumulated other comprehensive income, net change in unrealized loss on securities available for sale, net of income taxes	$62	(5)	(62)

Fractional shares of stock split accrued	$—	(1)	—

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2006 and 2005 and For Each of the Three Years

in the Period Ended December 31, 2006

(1)	Description of Business and Summary of Significant Accounting Policies

Organization. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County, one banking office in Pasco County and one banking office located in Charlotte County, Florida. FCLS provides tax deferred 1031 exchange services for eligible transactions. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of the Holding Company, the Bank and FCLS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks.

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirement at December 31, 2006 and 2005 was approximately $702,000 and $117,000, respectively.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $461,000 and $1,386,000 of loans held for sale at December 31, 2006 and 2005, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.

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

Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans, (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any inherent losses. Problem loans are identified by the Loan Officer, Loan Review, Loan Committee or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by a loss factor of 3% to 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 5% to 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% to 15% and 50% on substandard and doubtful loans the loans are individually reviewed for any addition reserve that may be necessary. All other loans, graded pass are multiplied by an historical industry experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

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

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill during the years ended December 31, 2006, 2005 or 2004. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Stock Compensation Plans. Prior to January 1, 2006, the Company’s employees and directors stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The adoption of SFAS No. 123(R) during 2006 had the following effects on the consolidated financial statements for the year ended December 31, 2006 ($ in thousands, except per share amounts):

Increase (Decrease)
Net earnings	$(22)
Cash flows from operating activities	166
Cash flows from financing activities	188
Earnings per share, basic	.01
Earnings per share, diluted	.01

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

Deposits. The fair values disclosed for demand deposits, savings, money-market and NOW accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

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

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. All per share information has been restated to reflect the 5% stock dividend paid in March, 2005, the three-for-two stock split declared in December, 2005 and the 5% stock dividend declared in January, 2007 and paid in February, 2007.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS 157 is not expected to have a material impact on the Company.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 was effective for the fiscal years ended after November 15, 2006. The adoption of SAB 108 had no effect on the Company’s results of operations or financial condition.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statement of earnings. This Statement was effective as of January 1, 2007. The adoption of SFAS 156 had no effect on the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement was effective as of January 1, 2007. The adoption of SFAS 155 had no effect on the Company.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Reclassifications. Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

(2)	Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their approximate fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2006:
U.S. Treasury securities	$499	—	(1)	498
U.S. government agency securities	2,992	1	—	2,993
Mortgage-backed securities	704	—	(7)	697

	$4,195	1	(8)	4,188

At December 31, 2005:
U.S. Treasury securities	1,994	—	(23)	1,971
U.S. government agency securities	6,169	—	(65)	6,104
Mortgage-backed securities	861	—	(18)	843

	$9,024	—	(106)	8,918

Held to Maturity:
At December 31, 2006:
U.S. government agency securities	2,646	—	(6)	2,640
Mortgage-backed securities	1,487	—	(35)	1,452
Municipal securities	7,018	—	(71)	6,947

	$11,151	—	(112)	11,039

At December 31, 2005:
U.S. government agency securities	1,366	—	(12)	1,354
Mortgage-backed securities	1,897	—	(50)	1,847
Municipal securities	2,015	—	(19)	1,996

	$5,278	—	(81)	5,197

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued

The scheduled maturities of securities at December 31, 2006 were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$499	498	994	991
One to five years	2,992	2,993	1,652	1,649
After ten years	—	—	7,018	6,947
Mortgage-backed securities	704	697	1,487	1,452

	$4,195	4,188	11,151	11,039

There were no sales of securities in 2006, 2005 or 2004.

Securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasury securities	$(1)	498	—	—
Mortgage-backed securities	—	—	(7)	697

Total securities available for sale	$(1)	498	(7)	697

Securities held to maturity:
U.S. government agency securities	(6)	2,640	—	—
Mortgage-backed securities	—	—	(35)	1,452
Municipal securities	(46)	4,958	(25)	1,989

Total securities held to maturity	$(52)	7,598	(60)	3,441

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

As of December 31, 2006 and 2005, securities with a carrying value of $9,603,000 and $6,175,000, respectively, were pledged for repurchase agreements and for various purposes required or permitted by law.

(3)	Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2006	2005
Residential mortgage loans	$114,311	75,585
Commercial real estate loans	162,973	109,995
Commercial loans	21,572	31,916
Installment loans	51,784	58,708

Total loans	350,640	276,204
Deduct:
Allowance for loan losses	(3,499)	(3,416)
Net deferred loan fees	(353)	(254)

Loans, net	$346,788	272,534

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Balance at beginning of year	$3,416	2,640	2,041
Provision for loan losses	230	795	605
(Charge-offs) net of recoveries	(147)	(19)	(6)

Balance at end of year	$3,499	3,416	2,640

There were no impaired loans identified during the years ended December 31, 2006, 2005 or 2004.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2006	2005
Nonaccrual loans	$150	—
Past due ninety days or more, still accruing	—	—

	$150	—

Most of the Company’s lending activity is with customers located within Charlotte, Pinellas, Pasco and Hillsborough Counties, Florida. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in those counties.

At December 31, 2006, the residential portfolio included $14.5 million in construction loans primarily to individuals. Residential builder lines constituted only $858,000 of funded loans. The Bank believes that it has no significant exposure to any individual builder. The commercial real estate portfolio included $46.8 million in land loans of which $25.8 million constituted developed residential lot loans to 162 borrowers. Residential raw land loans totaled $6.6 million to 48 borrowers. The remaining balance was for commercial development.

(4)	Premises and Equipment, Net

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2006	2005
Land	$2,289	3,319
Buildings	3,634	4,834
Furniture, fixtures and equipment	2,313	1,773
Leasehold improvements	349	214

Total, at cost	8,585	10,140
Less accumulated depreciation and amortization	(1,491)	(1,350)

	$7,094	8,790

The Company leases four branch offices, an operations center and a loan production office. The leases have initial terms ranging from two to ten years. Three of the leases contain escalation clauses during the term of the lease and contain renewal options.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment, Net, Continued

The Bank sold its office properties in St. Petersburg and Pinellas Park, Florida on May 17, 2006, and simultaneously leased both properties with favorable long-term leases. An immediate gain of approximately $225,000 was recognized on one of the properties because of the excess gain over the present value of the lease payments. The remaining gain of approximately $2.6 million was deferred and is being amortized using the straight-line method over the ten year lease term. The lease expense is being straight-lined over the ten year lease life due to yearly 2% annual increases.

Rent expense under the operating leases, net of related deferred gain amortization, was approximately $278,000, $128,000 and $57,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum rental commitments at December 31, 2006 under these operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2007	$640
2008	625
2009	586
2010	502
2011	474
Thereafter	1,971

Total	$4,798

During 2007, the Company anticipates the opening of two new banking offices located in Charlotte County, Florida. The Veterans Boulevard office will be a two-story, 7,400 square foot building and the Punta Gorda office will be a renovated 1,509 square foot former McDonalds restaurant. There is no more than $200,000 in remaining payments on the completion of the Veterans Boulevard office.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Deposits

The aggregate amount of time deposits of $100,000 or more was approximately $93.2 million and $55.4 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount
2007	$117,517
2008	31,492
2009	6,062
2010	2,488
2011	247

Total	$157,806

(6)	Federal Home Loan Bank Advances

A summary of the Company’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity follows ($ in thousands):

	Interest		At December 31,
Maturing in Year Ending December 31,	Rate		2006	2005
2006	2.48		$—	2,000
2007	5.50	(1)	17,500	—
2007	5.36		7,000	—
2007	3.34		2,000	2,000
2008	4.14		2,000	2,000
2008	4.45		3,000	3,000
2009	3.71		1,000	1,000
2010 (2)	4.02		—	1,000
2011	5.40		5,000	—
2012 (3)	3.93		—	1,000
2016 (4)	4.62		5,000	—

			$42,500	12,000

(1)	FHLB has a variable rate
(2)	FHLB was called in September 2006
(3)	FHLB was called in April 2006
(4)	FHLB has a call option in October 2009

The Company has entered into a collateral agreement with the FHLB. These advances are collateralized by all of the Company’s FHLB stock and a blanket floating lien on all qualified 1-4 family mortgage loans.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2006 and 2005, the outstanding balance of such borrowings totaled $9,105,000 and $3,709,000, respectively and the Company pledged securities with a carrying value of $9,105,000 and $5,678,000, respectively as collateral for these agreements.

(8)	Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$1,963	1,958	1,240
State	341	336	212

Total current	2,304	2,294	1,452

Deferred:
Federal	(173)	(531)	(230)
State	(29)	(91)	(39)

Total deferred	(202)	(622)	(269)

Total income taxes	$2,102	1,672	1,183

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2006		2005		2004
	Amount	% of Earnings	Amount	% of Earnings	Amount	% of Earnings
Income taxes at statutory rate	$1,956	34.0%	$1,542	34.0%	$1,087	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal benefit	206	3.6	162	3.6	114	3.6
Tax exempt interest	(38)	(.7)	—	—	—	—
Other	(22)	(.4)	(32)	(.7)	(18)	(.7)

Income taxes	$2,102	36.5%	$1,672	36.9%	$1,183	36.9%

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,231	1,211
Deferred loan fees	376	322
Deferred compensation	339	218
Other	10	—

Total deferred tax assets	1,956	1,751

Deferred tax liabilities:
Deferred loan costs	(244)	(229)
Accumulated depreciation	(39)	(51)

Total deferred tax liabilities	(283)	(280)

Net deferred tax asset	$1,673	1,471

(9)	Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company contributed $118,000, $88,000 and $68,000 to the plan during the years ended December 31, 2006, 2005 and 2004, respectively.

(10)	Benefit Agreement

During the year ended December 31, 2005, the Company entered into a Salary Continuation Agreement (the “Agreement”) with the President and Chief Executive Officer of the Company which requires the Company to provide salary continuation benefits to him upon retirement. The Agreement requires the Company to pay monthly benefits following normal retirement age. The Agreement also provides for salary continuation in the event of a change in control of the Company and for early voluntary termination. The Company is accruing the present value of the future benefits over the term of the Agreement. The Company expensed $148,000 and $83,000, under the Agreement in 2006 and 2005, respectively.

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

In January, 2007, the Company declared a 5% stock dividend to shareholders of record on January 22, 2007 which was paid on February 28, 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, the Bank met all capital adequacy requirements to which they are subject.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Regulatory Matters, Continued

As of December 31, 2006, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2006:
Total Capital to Risk-Weighted Assets	$34,135	11.19%	$24,410	8.00%	$30,513	10.00%
Tier I Capital to Risk-Weighted Assets	30,636	10.04	12,206	4.00	18,307	6.00
Tier I Capital (to Total Assets)	30,636	7.85	15,616	4.00	19,519	5.00

As of December 31, 2005:
Total Capital to Risk-Weighted Assets	26,506	10.71	19,794	8.00	24,743	10.00
Tier I Capital to Risk-Weighted Assets	23,413	9.46	9,897	4.00	14,846	6.00
Tier I Capital (to Total Assets)	23,413	7.33	12,785	4.00	15,981	5.00

(13)	Related Parties

The aggregate amount of loans owed to the Company by its officers and directors at December 31, 2006 and 2005 was $618,000 and $306,000, respectively. During 2006, total principal additions were $478,000 and total principal payments were $166,000.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Off-Balance-Sheet Financial Instruments

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company may hold collateral supporting these commitments, and at December 31, 2006 such collateral amounted to $500,000.

A summary of the notional amounts of the Company’s financial instruments, with off-balance sheet risk at December 31, 2006, follows (in thousands):

Contract Amount
Commitments to extend credit	$30,053

Unused lines of credit	$31,219

Standby letters of credit	$2,255

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2006		At December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,527	11,527	21,698	21,698
Other interest-bearing deposits with banks	431	431	527	527
Securities	15,339	15,227	14,196	14,115
Loans	346,788	343,581	272,534	269,139
Federal Home Loan Bank stock	2,533	2,533	1,109	1,109
Accrued interest receivable	1,720	1,720	1,245	1,245
Financial liabilities:
Deposits	299,710	295,411	272,629	278,396
Federal Home Loan Bank advances	42,500	42,484	12,000	11,686
Other borrowings	6,289	6,289	3,709	3,709
Off-Balance Sheet Financial Instruments	—	—	—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Share-Based Compensation

The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At December 31, 2006, no options remain available for grant under the directors’ plan and 60,030 options remain available for grant under the employees’ plan. The third plan has 236,250 (amended) options available to either employees or directors and 15,750 remain available for grant as of December 31, 2006. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to ten years. All options and share prices have been adjusted to reflect the 5% stock dividend paid in March, 2005, the three-for-two stock split declared in December, 2005 and the 5% stock dividend declared in January, 2007 and paid in February, 2007 (dollars in thousands, except per share amounts):

	Number of Shares	Weighted Average Per Share Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	954,151	$5.71
Options granted	299,149	16.26
Options exercised	(454,781)	5.86
Options forfeited	(16,538)	17.54

Options outstanding at December 31, 2005	781,981	9.63
Options granted	32,550	19.51
Options exercised	(97,816)	6.25
Options forfeited	(1,574)	16.31

Options outstanding at December 31, 2006	715,141	$10.28	4.1 years	$5,556

Options exercisable at December 31, 2006	689,101	$9.93	4.0 years	$5,213

The Company accelerated the vesting of all unvested options in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with these options in the proforma disclosure.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Share-Based Compensation, Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004. All per share information has been restated to reflect the 5% stock dividend paid in March, 2005, the three-for-two stock split declared in December, 2005 and the 5% stock dividend declared in January, 2007 and paid in February, 2007 (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004
Net earnings, as reported	$2,863	2,023
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(133)	(99)

Proforma net earnings	$2,730	1,924

Earnings per share:

Basic, as reported	$.82	.59

Basic, proforma	$.78	.56

Diluted, as reported	$.74	.53

Diluted, proforma	$.71	.50

The total intrinsic value of options exercised during the year ended December 31, 2006 was $1,064,000 and the tax benefit relating to the stock options exercised was $188,000. At December 31, 2006, there was $134,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of thirty-nine months. The total fair value of shares vesting and recognized as compensation expense was $22,000 for the year ended December 31, 2006.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Share-Based Compensation, Continued

The fair value of each option granted for the years ended December 31, 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.94%	3.79%	4.93%
Expected dividend yield	—	—	—
Expected volatility	8.00%	9.27%	10.00%
Expected life in years	6	3	10
Per share grant-date fair value of options issued during the year	$4.79	3.82	8.25

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123(R). Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend paid in March, 2005, the three-for-two stock split declared in December 2005 and the 5% stock dividend declared in January, 2007 and paid in February, 2007. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31, 2006:
Basic EPS:
Net earnings available to common stockholders	$3,652	4,002,822	$.91

Effect of dilutive securities-
Incremental shares from assumed conversion of options		291,019

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$3,652	4,293,841	$.85

Year Ended December 31, 2005:
Basic EPS:
Net earnings available to common stockholders	2,863	3,511,292	$.82

Effect of dilutive securities-
Incremental shares from assumed conversion of options		358,368

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,863	3,869,660	$.74

Year Ended December 31, 2004:
Basic EPS:
Net earnings available to common stockholders	2,023	3,413,591	$.59

Effect of dilutive securities-
Incremental shares from assumed conversion of options		402,685

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,023	3,816,276	$.53

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Earnings Per Share, Continued

At December 31, 2006 and 2005, the following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Options	Exercise Price	Expire
2006
Options	6,300	$19.23	2016
	5,250	19.52	2016
	10,500	20.00	2016
	10,500	19.19	2016

2005
Options	788	16.80	2011

(18)	Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Bank’s financial statements.

(19)	Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2006	2005
Assets
Cash	$2,114	5,047
Investment in subsidiaries	31,094	23,803
Other assets	511	306

Total assets	$33,719	29,156

Liabilities and Stockholders' Equity
Liabilities	37	9
Stockholders' equity	33,682	29,147

Total liabilities and stockholders' equity	$33,719	29,156

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Holding Company Financial Information, Continued

Condensed Statements of Earnings

	Year Ended December 31,
	2006	2005	2004
Revenues	$145	79	53
Expenses	(174)	(84)	(77)

Loss before earnings of subsidiaries	(29)	(5)	(24)
Earnings of subsidiaries	3,681	2,868	2,047

Net earnings	$3,652	2,863	2,023

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$3,652	2,863	2,023
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(3,681)	(2,868)	(2,047)
(Increase) decrease in other assets	(205)	(529)	(117)
Increase in liabilities	28	2	62
Tax benefit from options exercised	—	298	56
Share-based compensation	22	—	—
Net cash used in operating activities	(184)	(234)	(23)
Cash flows used in investing activity-
Investment in subsidiaries	(3,548)	(1,652)	(1,350)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	611	2,666	1,417
Repurchase of common stock	—	(288)	—
Fractional shares of stock dividend paid in cash	—	(4)	—
Tax benefit from options exercised	188	—	—

Net cash provided by financing activities	799	2,374	1,417

Net (decrease) increase in cash	(2,933)	488	44
Cash at beginning of year	5,047	4,559	4,515

Cash at end of year	$2,114	5,047	4,559

Supplemental disclosure of cash flow information-
Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale of the Bank, net of income taxes	$62	(5)	(62)

Fractional shares of stock split accrued	$—	(1)	—

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Neither First Community nor First Community Bank has had any disagreements with its accountants.

Item 9a.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

We have made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information required by this Item appears in First Community’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference. We have adopted a code of ethics that applies to our executive officers, a copy of which has been filed with our report on Form 10-K for the year ended December 31, 2005 as Exhibit 14. Persons who would like a copy of such code of ethics may receive one without charge upon request made to Kay M. McAleer, Vice President/Corporate Secretary, First Community Bank Corporation of America, 9001 Belcher Road, Pinellas Park, Florida 33782.

Item 11.	Executive Compensation.

Information required by this Item appears in First Community’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Executive Compensation”, Compensation Discussion and Analysis” and “Compensation Committee Report”, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item appears in First Community’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

Information required by this Item appears in First Community’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item appears in First Community’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Audit Fees” and “All Other Fees” and is hereby incorporated by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report at pages F-1 through F-35.

Consolidated Financial Statements of First Community Bank Corporation of America, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2006 and 2005;

3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Statements of Cash Flows for years ended December 31, 2006, 2005 and 2004.

4.	Notes to Consolidated Financial Statements

Exhibits.

The following exhibits are filed with or incorporated by reference into this report. Certain of the exhibits were previously filed as a part of First Community’s Registration Statement on Form SB-2, Form 10-K and Form 10-QSB as indicated and are hereby incorporated by reference.

Exhibit No.	Description of Exhibit
*3.1	Amended and Restated Articles of Incorporation

*3.2	Bylaws

***3.3	Amendment to Amended and Restated Articles of Incorporation

*4.1	Specimen Common Stock Certificate

*4.3	Warrant Certificate

**10.1	Employment Agreement of Kenneth P. Cherven

*10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*10.3	Long-Term Incentive Plan

10.4	Deferred Compensation Plan

10.5	2005 Stock Option Plan

***14.	Code of Ethics

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Exhibits marked with an asterisk were submitted with First Community’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the First Community’s filing of its Amendment One to Form SB-2 on May 8, 2003
***	Exhibits marked with a triple asterisk were submitted with the First Community’s filing of its Form 10-K on March 15, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/s/ Kenneth P. Cherven
Kenneth P. Cherven, Chief Executive Officer and President

Date:	March 30, 2007

By:	/s/ Stan B. McClelland.
Stan B. McClelland., Chief Financial Officer

Date:	March 30, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad Bishop	March 30, 2007
Brad Bishop, Director

/s/ Kenneth P. Cherven	March 30, 2007
Kenneth P. Cherven, Director, Chief Executive Officer and President

/s/ Kenneth Delarbre	March 30, 2007
Kenneth Delarbre, Director

/s/ Edwin C. Hussemann	March 30, 2007
Edwin C. Hussemann, Director

/s/ James Macaluso	March 30, 2007
James Macaluso, Director

/s/ David K. Meehan	March 30, 2007
David K. Meehan, Director

/s/ Robert G. Menke	March 30, 2007
Robert G. Menke, Director

/s/ Robert M. Menke	March 30, 2007
Robert M. Menke, Director