Form 10-Q
period 2007-03-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2007-05-15
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,067,667 shares
(class)	Outstanding at April 30, 2006

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$1,811	2,219
Interest-bearing deposits with banks	12,689	9,308

Cash and cash equivalents	14,500	11,527

Other interest-bearing deposits with banks	651	431
Securities available for sale	3,133	4,188
Securities held to maturity	12,076	11,151
Loans, net of allowance for loan losses of $3,637 in 2007 and $3,499 in 2006	353,838	346,788
Federal Home Loan Bank stock, at cost	1,514	2,553
Premises and equipment, net	8,657	7,094
Foreclosed real estate	368	368
Accrued interest receivable	1,716	1,720
Deferred income taxes	1,471	1,673
Bank owned life insurance	2,416	2,395
Other assets	1,454	1,011

	$401,794	390,899

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	37,592	38,884
Savings, NOW and money-market deposits	109,810	103,020
Time deposits	188,694	157,806

Total deposits	336,096	299,710

Federal Home Loan Bank advances	18,000	42,500
Other borrowings	6,810	6,289
Accrued expenses and other liabilities	6,234	8,718

Total liabilities	367,140	357,217

Stockholders’ equity:
Common stock, $0.05 par value, 6,250,000 shares authorized, 4,067,667 and 3,840,687 shares issued and outstanding in 2007 and 2006	194	192
Additional paid-in capital	25,862	25,642
Retained earnings	8,600	7,852
Accumulated other comprehensive loss	(2)	(4)

Total stockholders’ equity	34,654	33,682

	$401,794	390,899

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$6,629	5,122
Securities	192	132
Other interest earning assets	106	70

Total interest income	6,927	5,324

Interest expense:
Deposits	2,851	1,624
Other borrowings	334	235

Total interest expense	3,185	1,859

Net interest income	3,742	3,465
Provision for loan losses	137	60

Net interest income after provision for loan losses	3,605	3,405

Noninterest income:
Service charges on deposit accounts	188	154
Other service charges and fees	53	54
Income from bank owned life insurance	21	21
Gain on sale of loans held for sale	32	48
Other	47	22

Total noninterest income	341	299

Noninterest expenses:
Employee compensation and benefits	1,808	1,559
Occupancy and equipment	360	276
Data processing	239	207
Professional fees	46	55
Office supplies	66	53
Insurance	45	44
Other	201	173

Total noninterest expenses	2,765	2,367

Earnings before income taxes	1,181	1,337
Income taxes	431	490

Net earnings	$750	847

Earnings per share:
Basic earnings per share	$.18	.21

Diluted earnings per share	$.17	.20

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance at December 31, 2005	3,747,582	$187	24,826	4,200	(66)	29,147

Comprehensive income:
Net earnings (unaudited)	—	—	—	847	—	847
Net change in unrealized loss on securities available for sale, net of taxes of $10 (unaudited)	—	—	—	—	16	16

Comprehensive income (unaudited)						863

Exercise of stock options (unaudited)	49,221	2	248	—	—	250
Three-for-two stock split, fractional shares paid in cash (unaudited)	(53)	—	—	—	—	—
Tax benefit from stock options exercised (unaudited)	—	—	188	—	—	188

Balance at March 31, 2006 (unaudited)	3,796,750	$189	25,262	5,047	(50)	30,448

Balance at December 31, 2006	3,840,687	192	25,642	7,852	(4)	33,682

Comprehensive income:
Net earnings (unaudited)	—	—	—	750	—	750
Net change in unrealized loss on securities available for sale, net of taxes of $2 (unaudited)	—	—	—	—	2	2

Comprehensive income (unaudited)						752

Exercise of stock options before 5% stock dividend (unaudited)	22,811	1	146	—	—	147
5% stock dividend, net of fractional shares paid in cash (unaudited)	193,047	—	—	(2)	—	(2)
Exercise of stock options after 5% stock dividend (unaudited)	11,122	1	62	—	—	63
Stock option expense (unaudited)	—	—	12	—	—	12

Balance at March 31, 2007 (unaudited)	4,067,667	$194	25,862	8,600	(2)	34,654

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$750	847
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for loan losses	137	60
Depreciation and amortization	123	129
Share-based compensation	12	—
Net amortization of deferred loan fees and costs	(72)	36
Income from bank owned life insurance	(21)	(21)
Origination of loans held for sale	(3,693)	(2,797)
Proceeds from sale of loans held for sale	2,922	3,759
Gain on sale of loans held for sale	(32)	(48)
Decrease (increase) in accrued interest receivable	4	(39)
Increase in other assets	(443)	(362)
(Decrease) increase in accrued expenses and other liabilities	(2,484)	592
Deferred income taxes	200	—

Net cash (used in) provided by operating activities	(2,597)	2,156

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(220)	192
Purchase of securities available for sale	(1,000)	(500)
Principal payments on securities available for sale	59	95
Proceeds from calls and maturities of securities available for sale	2,000	1,500
Purchase of securities held to maturity	(1,000)	(2,160)
Principal payments on securities held to maturity	75	112
Net increase in loans	(6,312)	(26,794)
Purchase of premises and equipment, net	(1,686)	(35)
Redemption (purchase) of Federal Home Loan Bank stock	1,039	(386)

Net cash used in investing activities	(7,045)	(27,976)

Cash flows from financing activities:
Increase in deposits	36,386	7,655
Proceeds from Federal Home Loan Bank advances	—	31,500
Repayment of Federal Home Loan Bank advances	(24,500)	(25,500)
Net increase in other borrowings	521	2,213
Fractional shares of stock dividend paid in cash	(2)	—
Proceeds from exercise of stock options	210	250
Tax benefits from stock options exercised	—	188

Net cash provided by financing activities	12,615	16,306

Net increase (decrease) in cash and cash equivalents	2,973	(9,514)
Cash and cash equivalents at beginning of period	11,527	21,698

Cash and cash equivalents at end of period	$14,500	12,184

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,935	1,813

Income taxes	$50	200

Noncash transaction-
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$2	16

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office in Pasco County, one banking office located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2007 and 2006.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations and other data for the three- month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

2.   Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$3,499	3,416
Provision for loan losses	137	60
Charge-offs	(1)	—
Recoveries	2	—

Balance at end of period	$3,637	3,476

Impaired collateral dependent loans are as follows (in thousands):

	At March 31,
	2007	2006
Balance at end of period	$973	189

Total related allowance for losses	$102	4

	Three Months Ended March 31,
	2007	2006
Average investment in impaired loans	$974	202

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.   Loan Impairment and Loan Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2007	2006
Nonaccrual loans	$973	189
Past due ninety days or more, still accruing	—	—

	$973	189

Loans Held for Sale. At March 31, 2007 and December 31, 2006 loans held for sale were $1,264,000 and $461,000, respectively, and are included in net loans on the condensed consolidated balance sheets.

3.   Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend declared in January 2007 and paid in February 2007. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$750	4,058,637	$0.18	$847	3,986,588	$0.21

Effect of dilutive securities-
Incremental shares from assumed conversion of options		273,212			294,005

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$750	4,331,849	$0.17	$847	4,280,593	$0.20

The following options were excluded from the calculation of EPS for the three months ended March 31, 2007 due to the exercise price being above the average market price:

	Number Outstanding	Year Granted	Exercise Price	Expire
Options	32,550	2006	$19.51	2012-2016

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). At December 31, 2005, all outstanding options had vested.

The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for employees and 516,797 (amended) for directors. At March 31, 2007, no options remain available for grant under the directors’ plan and 50,317 options remain available for grant under the employees’ plan. The total number of options which may be granted to purchase common stock under the third plan is 236,250 (amended) for either directors or employees. At March 31, 2007, 15,750 options remain available for grant under the third plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

A summary of the activity in the Company’s stock option plan is as follows. All amounts reflect the 5% stock dividend paid in February 2007 (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	715,141	$10.28
Options granted	10,500	18.71
Options exercised	(35,074)	5.97
Options forfeited	(787)	16.31

Outstanding at March 31, 2007	689,780	$10.62	4.1 years	$5,797

Exercisable at March 31, 2007	656,600	$10.18	3.9 years	$5,795

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.   Stock-Based Compensation, Continued. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $483,000 and $652,000, respectively and the tax benefit relating to the stock options exercised was $0 and $188,000, respectively. At March 31, 2007, there was approximately $159,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 45 months. The total fair value of shares vesting and recognized as compensation expense was approximately $12,000 and $0 for the three months ended March 31, 2007 and 2006, respectively. There was no associated tax benefit recognized for both the three months ended March 31, 2007 and 2006.

The fair value of each option granted for the three months ended March 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.71%	4.61%
Expected dividend yield	—	—
Expected volatility	8%	9%
Expected life in years	6	7

Per share grant-date fair value of options issued during the year	$4.63	5.63

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123(R). The expected volatility is based on historical volatility of similar peer banks’ common stock. The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payments.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.   Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At March 31, 2007, the Bank was in compliance with its regulatory capital requirements.

6.   Sale-Leaseback Transaction. The Bank sold its office properties in St. Petersburg and Pinellas Park, Florida on May 17, 2006, and simultaneously leased both properties with favorable long-term leases. An immediate gain of approximately $225,000 was recognized on one of the properties because of the excess gain over the present value of the lease payments. The remaining gain of approximately $2.6 million was deferred and is being amortized using the straight-line method over the ten year lease term. The lease expense is being straight-lined over the ten year lease life due to yearly 2% CPI increases.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of March 31, 2007 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 2, 2007

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office located in Pasco County, one banking office located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2007, was from net deposit inflows of approximately $36 million. Cash was used primarily to originate net loans of approximately $6 million and to repay Federal Home Loan Bank advance of $25 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$15,839

Unused lines of credit	$38,212

Standby letters of credit	$2,383

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
Average equity as a percentage of average assets	8.64%	8.90%	9.18%

Equity to total assets at end of period	8.62%	8.62%	8.89%

Return on average assets (1)	0.77%	1.03%	1.03%

Return on average equity (1)	8.87%	11.59%	11.23%

Noninterest expenses to average assets (1)	2.83%	2.95%	2.88%

Nonperforming assets as a percentage of total assets at end of period	0.33%	0.13%	0.06%

(1)	Annualized for the three months ended March 31.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$349,703	6,629	7.58%	$279,697	5,122	7.33%
Securities	16,003	192	4.80	15,520	132	3.40
Other interest-earning assets (2)	12,967	106	3.27	11,414	70	2.45

Total interest-earning assets	378,673	6,927	7.32	306,631	5,324	6.95

Noninterest-earning assets	18,206			22,003

Total assets	$396,879			$328,634

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	111,014	639	2.30	94,017	441	1.88
Time deposits	180,367	2,212	4.91	122,446	1,183	3.87

Total interest-bearing deposits	291,381	2,851	3.91	216,463	1,624	3.00
Other interest-bearing liabilities (3)	27,289	334	4.90	23,699	235	3.97

Total interest-bearing liabilities	318,670	3,185	4.00	240,162	1,859	3.10

Noninterest-bearing liabilities	43,935			58,311
Stockholders’ equity	34,274			30,161

Total liabilities and stockholders’ equity	$396,879			$328,634

Net interest income		$3,742			$3,465

Interest-rate spread (4)			3.32%			3.85%

Net interest margin (5)			3.95%			4.52%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.19			1.28

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

General. Our net earnings for the three months ended March 31, 2007 was $750,000 or $.18 earnings per basic share and $.17 earnings per diluted share compared to $847,000 or $.22 earnings per basic share and $.21 per diluted share for the three months ended March 31, 2006. Net earnings decreased primarily due to an increase in noninterest expenses related to branch expansion and an investment in infrastructure to support future growth.

Net Interest Income. Interest income increased to $6.9 million during the three months ended March 31, 2007, from $5.3 million in 2006. Interest on loans for the three months ended March 31, 2007 increased to $6.6 million from $5.1 million for the three months ended March 31, 2006. The increase in interest on loans was primarily due to an increase in the average balance of loans to $349.7 million, during the three months ended March 31, 2007 compared to $279.7 million, during the three months ended March 31, 2006. This increase was also due to an increase in the average yield earned to 7.58% for the three months ended March 31, 2007 from 7.33% for the three months ended March 31, 2006. Interest on securities increased to $192,000 during the three months ended March 31, 2007 from $132,000 for the three months ended March 31, 2006. The increase in interest income on securities was due to a increase in average yield earned from 3.40% in 2006 to 4.80% in 2007.

Interest expense on interest-bearing deposit accounts increased to $2.9 million during the three months ended March 31, 2007, compared to $1.6 million during the three months ended March 31, 2006. The increase was due to a increase in the rate paid to 3.91% during the three months ended March 31, 2007 from 3.00% during the three months ended March 31, 2006, and an increase in the average balance of interest bearing deposits to $291.4 million in 2007 from $216.5 million in 2006. Interest expense on other borrowings increased to $334,000 during the three months ended March 31, 2007, compared to $235,000 during the three months ended March 31, 2006. The increase was due to an increase in the average balance of other borrowings to $27.3 million in 2007 from $23.7 million in 2006, and an increase in the average rate paid on other borrowings to 4.90% during the three months ended March 31, 2007 compared to 3.97% during the three months ended March 31, 2006.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006, Continued

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit risk and portfolio composition changes. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be included in the allowance. Loans graded substandard are multiplied by a loss factor of 10%, loans graded doubtful are multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 10% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses.

The provision for loan losses was $137,000 for the three months ended March 31, 2007 compared to $60,000 for the three months ended March 31, 2006. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.6 million at March 31, 2007. While management believes that its allowance for loan losses is adequate as of March 31, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $341,000 in 2007 from $299,000 for the three- months ended March 31, 2006. The increase is primarily due to an increase in service charges on deposit accounts and in other noninterest income.

Noninterest Expense. Total noninterest expense increased to $2.8 million for the three months ended March 31, 2007 from $2.4 million for the comparable period ended March 31, 2006, primarily due to an increase in employee compensation and benefits to $1.8 million from $1.6 million for the same period in 2006. The opening of a new banking office in the third quarter of 2006 added $134,000 in noninterest expense for the first quarter compared to same period in 2006. Additional investments were made in staffing and facilities to support future growth.

Income Taxes. Income taxes for the three months ended March 31, 2007, was $431,000 or 36.5% compared to $490,000 or 36.6% for the period ended March 31, 2006.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company’s market risk exposure since December 31, 2006.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date:	May 15, 2007	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date:	May 15, 2007	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer