Form 10-Q
period 2007-06-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2007-08-09
CIK 1082564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,078,002 shares
(class)	Outstanding at July 31, 2007

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$6,622	2,219
Interest-bearing deposits with banks	3,988	9,308

Cash and cash equivalents	10,610	11,527
Other interest-bearing deposits with banks	559	431
Securities available for sale	5,572	4,188
Securities held to maturity	11,484	11,151
Loans, net of allowance for loan losses of $3,811 in 2007 and $3,499 in 2006	365,644	346,788
Federal Home Loan Bank stock, at cost	1,514	2,553
Premises and equipment, net	9,510	7,094
Foreclosed real estate	368	368
Accrued interest receivable	1,841	1,720
Deferred income taxes	1,673	1,673
Bank owned life insurance	2,438	2,395
Other assets	1,646	1,011

	$412,859	390,899

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	36,493	38,884
Savings, NOW and money-market deposits	107,418	103,020
Time deposits	199,401	157,806

Total deposits	343,312	299,710
Federal Home Loan Bank advances	18,000	42,500
Other borrowings	8,905	6,289
Accrued expenses and other liabilities	7,192	8,718

Total liabilities	377,409	357,217

Stockholders’ equity:
Common stock, $0.05 par value, 6,250,000 shares authorized, 4,078,002 and 3,840,687 shares issued and outstanding in 2007 and 2006	204	192
Additional paid-in capital	30,162	25,642
Retained earnings	5,123	7,852
Accumulated other comprehensive loss	(39)	(4)

Total stockholders’ equity	35,450	33,682

	$412,859	390,899

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$6,783	5,735	13,412	10,857
Securities	174	148	366	280
Other interest earning assets	301	50	407	120

Total interest income	7,258	5,933	14,185	11,257

Interest expense:
Deposits	3,173	1,945	6,024	3,569
Other borrowings	304	295	638	530

Total interest expense	3,477	2,240	6,662	4,099

Net interest income	3,781	3,693	7,523	7,158

Provision for loan losses	176	—	313	60

Net interest income after provision for loan losses	3,605	3,693	7,210	7,098

Noninterest income:
Service charges on deposit accounts	206	175	394	329
Other service charges and fees	58	45	111	99
Income from bank owned life insurance	22	21	43	42
Gain on sale of loans held for sale	72	47	104	95
Gain on sale of premises and equipment	—	225	—	225
Other	50	32	97	54

Total noninterest income	408	545	749	844

Noninterest expenses:
Employee compensation and benefits	1,787	1,717	3,595	3,276
Occupancy and equipment	371	259	731	535
Data processing	226	197	465	404
Professional fees	94	53	140	108
Office supplies	39	45	105	98
Insurance	49	43	94	87
Other	252	221	453	394

Total noninterest expenses	2,818	2,535	5,583	4,902

Earnings before income taxes	1,195	1,703	2,376	3,040

Income taxes	435	632	866	1,122

Net earnings	$760	1,071	1,510	1,918

Earnings per share:
Basic earnings per share	$.19	.27	.37	.48

Diluted earnings per share	$.18	.25	.35	.45

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	3,747,582	$187	24,826	4,200	(66)	29,147

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,918	—	1,918
Net change in unrealized loss on securities available for sale, net of taxes of $15 (unaudited)	—	—	—	—	24	24

Comprehensive income (unaudited)						1,942

Exercise of common stock options (unaudited)	49,971	3	261	—	—	264
Three-for-two stock split, fractional shares paid-in cash (unaudited)	(53)	—	—	—	—	—
Tax benefit from common stock options exercised (unaudited)	—	—	188	—	—	188
Share based compensation expense (unaudited)	—	—	5	—	—	5

Balance at June 30, 2006 (unaudited)	3,797,500	$190	25,280	6,118	(42)	31,546

Balance at December 31, 2006	3,840,687	192	25,642	7,852	(4)	33,682

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,510	—	1,510
Net change in unrealized loss on securities available for sale, net of taxes of $22 (unaudited)	—	—	—	—	(35)	(35)

Comprehensive income (unaudited)						1,475

Exercise of stock options before 5% stock dividend (unaudited)	22,811	1	146	—	—	147
5% stock dividend, net of fractional shares paid-in cash (unaudited)	193,047	10	4,227	(4,237)	—	—
Fractional shares paid-in cash (unaudited)	—	—	—	(2)	—	(2)
Exercise of stock options after 5% stock dividend (unaudited)	21,457	1	122	—	—	123
Share based compensation expense (unaudited)	—	—	25	—	—	25

Balance at June 30, 2007 (unaudited)	4,078,002	$204	30,162	5,123	(39)	35,450

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,510	1,918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	313	60
Depreciation	254	232
Net amortization of deferred loan fees and costs	(133)	64
Net amortization of premium and discounts on securities	(14)	19
Deferred income taxes	—	—
Income from bank owned life insurance	(43)	(42)
Origination of loans held for sale	(10,272)	(6,745)
Proceeds from sale of loans held for sale	9,710	7,738
Gain on sale of loans held for sale	(104)	(95)
Gain on sale of premises and equipment	—	(225)
Increase in accrued interest receivable	(121)	(244)
Increase in other assets	(635)	(447)
(Decrease) increase in accrued expenses and other liabilities	(1,504)	113
Share based compensation expense	25	5

Net cash provided by operating activities	(1,014)	2,351

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(128)	272
Purchase of securities available for sale	(4,068)	(2,000)
Principal payments on securities available for sale	133	190
Proceeds from calls and maturities of securities available for sale	2,500	3,000
Purchase of securities held to maturity	(1,000)	(2,160)
Proceeds from maturities of securities held to maturity	500	—
Principal payments on securities held to maturity	175	201
Net increase in loans	(18,370)	(45,450)
Net (purchase) sale of premises and equipment, net	(2,670)	3,201
Redemption (purchase) of Federal Home Loan Bank stock	1,039	(746)

Net cash used in investing activities	(21,889)	(43,492)

Cash flows from financing activities:
Increase in deposits	43,602	13,507
Repayment of Federal Home Loan Bank advances	(24,500)	(47,500)
Proceeds from Federal Home Loan Bank advances	—	62,500
Increase in other borrowings	2,616	1,757
Proceeds from exercise of stock options	270	264
Fractional shares of stock dividend paid in cash	(2)	—
Tax benefit from common stock options exercised	—	188

Net cash provided by financing activities	21,986	30,716

Net (decrease) increase in cash and cash equivalents	(917)	(10,425)
Cash and cash equivalents at beginning of period	11,527	21,698

Cash and cash equivalents at end of period	$10,610	11,273

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,723	3,952

Income taxes	$1,055	1,122

Noncash transaction- Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of income taxes	$(35)	24

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office in Pasco County, one banking office located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2007 and 2006.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, the results of operations for the three- and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations and other data for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

2. Loan Impairment and Loan Losses. There were no loans identified as impaired during the three and six months ended June 30, 2007 or 2006.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$3,637	3,476	3,499	3,416
Provision for loan losses	176	—	313	60
Charge-offs	(2)	(4)	(3)	(4)
Recoveries	—	2	2	2

Balance at end of period	$3,811	3,474	3,811	3,474

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2007	2006
Nonaccrual loans	$1,427	157
Past due ninety days or more, still accruing	—	—

	$1,427	157

At June 30, 2007 and December 31, 2006 loans held for sale approximated $1,127,000 and $461,000, respectively and are included in net loans on the condensed consolidated balance sheets.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend in January 2007. The following tables present the calculations of weighted-average shares outstanding:

	2007	2006
Three Months Ended June 30:
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	4,072,891	3,986,596
Effect of dilutive stock options	238,684	324,529

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	4,311,575	4,311,125

Six Months Ended June 30:
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	4,065,654	3,986,592
Effect of dilutive stock options	252,512	317,162

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	4,318,166	4,303,754

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three and six months ended June 30, 2007:
Options	6,300	$19.23	2012-2016
	5,250	19.52	2012-2016
	10,500	20.00	2012-2016
	10,500	19.19	2016
	10,500	18.71	2017
	6,850	18.57	2017

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

The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 516,797 (amended) for employees and 620,156 (amended) for directors. At June 30, 2007, no options remain available for grant under the directors’ plan and 43,467 options remain available for grant under the employees’ plan. The total number of options which may be granted to purchase common stock under the third plan is 236,250 (amended) for either directors or employees. At June 30, 2007, 15,750 options remain available for grant under the third plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

A summary of the activity in the Company’s stock option plans is as follows. All amounts reflect the 5% stock dividend paid in February 2007 (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	715,141
Options granted	17,350
Options exercised	(45,409)
Options forfeited	(787)

Outstanding at June 30, 2007	686,295	$10.77	4.2 years	$3,157

Exercisable at June 30, 2007	650,785	$10.31	3.9 years	$3,293

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Stock-Based Compensation, Continued. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $609,000 and $656,000, respectively and the tax benefit relating to the stock options exercised was $0 and $188,000, respectively. At June 30, 2007, there was approximately $123,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 45 months. The total fair value of shares vesting and recognized as compensation expense was approximately $25,000 and $5,000 for the six months ended June 30, 2007 and 2006, respectively. There was no associated tax benefit recognized for both the six months ended June 30, 2007 and 2006.

The fair value of each option granted for the six months ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.66%	5.00%	4.69%	4.89%
Expected dividend yield	—	—	—	—
Expected volatility	3%	9%	5%	9%
Expected life in years	6	5	6	5

Per share grant-date fair value of options granted during the period	$4.44	4.69	4.55	4.58

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At June 30, 2007, the Bank was in compliance with its regulatory capital requirements.

6. Sale-Leaseback Transaction. The Bank sold its office properties in St. Petersburg and Pinellas Park, Florida on May 17, 2006, and simultaneously leased both properties with favorable long-term leases. An immediate gain of approximately $225,000 was recognized on one of the properties because of the excess gain over the present value of the lease payments. The remaining gain of approximately $2.6 million was deferred and is being amortized using the straight-line method over the ten year lease term. The lease expense is being straight-lined over the ten year lease life due to 2% annual increases.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2007, and for the three- and six- month periods ended June 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of June 30, 2007, the related interim condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2007 and 2006 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

August 6, 2007

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office located in Pasco County, one banking office located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2007, was from net deposit inflows of approximately $44 million. Cash was used primarily to originate net loans of approximately $19 million and to repay Federal Home Loan Bank advance of $25 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$15,488

Unused lines of credit	$40,981

Standby letters of credit	$48

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
Average equity as a percentage of average assets	8.52%	8.90%	9.08%

Equity to total assets at end of period	8.59%	8.62%	8.82%

Return on average assets (1)	0.75%	1.03%	1.14%

Return on average equity (1)	8.77%	11.59%	12.51%

Noninterest expenses to average assets (1)	2.76%	2.95%	2.93%

Nonperforming assets as a percentage of total assets at end of period	0.44%	0.13%	0.04%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$356,374	6,783	7.61%	$305,499	5,735	7.51%
Securities	16,486	174	4.22	15,704	148	3.77
Other interest-earning assets (2)	25,949	301	4.64	9,076	50	2.20

Total interest-earning assets	398,809	7,258	7.28	330,279	5,933	7.19

Noninterest-earning assets	19,300			16,241

Total assets	$418,109			$346,520

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	115,338	692	2.40	93,603	474	2.03
Time deposits	196,259	2,481	5.06	138,139	1,471	4.26

Total interest-bearing deposits	311,597	3,173	4.07	231,742	1,945	3.36
Other interest-bearing liabilities (3)	26,753	304	4.55	26,548	295	4.43

Total interest-bearing liabilities	338,350	3,477	4.11	258,290	2,240	3.47

Noninterest-bearing liabilities	44,563			57,063
Stockholders’ equity	35,196			31,167

Total liabilities and stockholders’ equity	$418,109			$346,520

Net interest income		$3,781			$3,693

Interest-rate spread (4)			3.17%			3.72%

Net interest margin (5)			3.79%			4.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.25			1.28

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$353,057	13,412	7.60%	$295,097	10,857	7.36%
Securities	16,246	366	4.51	15,612	280	3.59
Other interest-earning assets (2)	14,084	407	5.78	10,238	120	2.34

Total interest-earning assets	383,387	14,185	7.40	320,947	11,257	7.02

Noninterest-earning assets	23,680			16,680

Total assets	$407,067			$337,627

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	113,188	1,331	2.35	93,810	914	1.95
Time deposits	188,357	4,693	4.98	130,336	2,655	4.07

Total interest-bearing deposits	301,545	6,024	4.00	224,146	3,569	3.19
Other interest-bearing liabilities (3)	27,019	638	4.72	25,132	530	4.22

Total interest-bearing liabilities	328,564	6,662	4.06	249,278	4,099	3.29

Noninterest-bearing liabilities	43,766			57,685
Stockholders’ equity	34,737			30,664

Total liabilities and stockholders’ equity	$407,067			$337,627

Net interest income		$7,523			$7,158

Interest-rate spread (4)			3.34%			3.73%

Net interest margin (5)			3.92%			4.46%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.29

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

General. Our net earnings for the three months ended June 30, 2007, was $760,000 or $.19 per basic share and $.18 per diluted share compared to $1,071,000 or $.27 per basic share and $.25 per diluted share for the three months ended June 30, 2006. The second quarter 2006 results included a $225,000 pre-tax gain on the sale and lease back of bank facilities which contributed $.04 per share in earnings. The second quarter 2007 reflected a $176,000 increase in provision for loan losses and a $283,000 increase in noninterest expense reflecting an investment in new branches and infrastructure to support growth.

Net Interest Income. Interest income increased to $7.3 million during the three months ended June 30, 2007, from $5.9 million in 2006. Interest on loans for the three months ended June 30, 2007 increased to $6.8 million from $5.7 million for the three months ended June 30, 2006. The increase in interest on loans was primarily due to an increase in the average balance of loans to $356.4 million, during the three months ended June 30, 2007 compared to $305.5 million, during the three months ended June 30, 2006. This increase was also due to an increase in the average yield earned to 7.61% for the three months ended June 30, 2007 from 7.51% for the three months ended June 30, 2006. Interest on securities increased to $174,000 during the three months ended June 30, 2007 from $148,000 for the three months ended June 30, 2006. The increase in interest income on securities was due to an increase in the average balance of securities from $15.7 million in 2006 to $16.5 million in 2007 and an increase in the average yield earned from 3.77% in 2006 to 4.22% in 2007.

Interest expense on interest bearing deposit accounts increased to $3.2 million during the three months ended June 30, 2007, compared to $1.9 million during the three months ended June 30, 2006. The increase was due to an increase in the rate paid to 4.07% during the three months ended June 30, 2007 from 3.36% during the three months ended June 30, 2006, and an increase in the average balance of interest bearing deposits to $311,597 in 2007 from $231.7 million in 2006. Interest expense on other borrowings increased to $304,000 during the three months ended June 30, 2007, compared to $295,000 during the three months ended June 30, 2006. The increase was due to an increase in the average balance of other borrowings to $26.8 million in 2007 from $26.6 million in 2006, and an increase in the average rate paid on other borrowings to 4.55% during the three months ended June 30, 2007 compared to 4.43% during the three months ended June 30, 2006.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) impaired loans and (2) all other passing grade loans. For impaired loans, the Bank has created a methodology which factors in the current market value of the collateral, deducts any related costs of collection and liquidation and the loan balance to determine any deficiency. This process is applied to each impaired loan, then the results are totaled and any possible deficiencies are provided for. The impaired loans are initially identified by the loan officer, loan review, or the credit officer/loan committee. The loans are assigned a risk grade which will move up or down according to the level of severity. On a quarterly basis the loans are evaluated as to the level of allocation towards the reserve. For the other passing grade loans in the portfolio, the methodology that was created factors in historical loss performance, political climate, national economic status, local economic status, local real estate market conditions and an event contingency factor. Each of these factors is given a weight that is totaled and the sum is multiplied by each type of loan product type to arrive at a total portfolio allowance allocation.

The provision for loan losses was $176,000 for the three months ended June 30, 2007 compared to $0 for the three months ended June 30, 2006. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.8 million at June 30, 2007. While management believes that its allowance for loan losses is adequate as of June 30, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $408,000 in 2007 from $545,000 for the three- months ended June 30, 2006. The decrease was primarily due to a one time gain of $225,000 on the sale of premises and equipment that was recorded during the second quarter of 2006.

Noninterest Expenses. Total noninterest expenses increased to $2.8 million for the three months ended June 30, 2007 from $2.5 million for the comparable period ended June 30, 2006, primarily due to increases in employee compensation and benefits of $70,000 and an increase in occupancy expense of $112,000. These increase reflect the opening of a new banking office and an investment in infrastructure to support future growth.

Income Taxes. Income taxes for the three months ended June 30, 2007 was $435,000 or 36.4% compared to $632,000 or 37.1% for the period ended June 30, 2006. The lower tax rate reflects an increase in tax-free municipal securities income.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

General. Our net earnings for the six months ended June 30, 2007, decreased to $1,510,000 or $.37 per basic share and $.35 per diluted share compared to $1,918,000 or $.48 per basic share and $.45 per diluted share for the six months ended June 30, 2006. Net earnings decreased due to a decrease in noninterest income related to the $225,000 gain on the sale and lease back of banking offices recorded in 2006, a $253,000 increase in provision for loan losses, combined with a $681,000 increase in noninterest expense which more than offset the $365,000 increase in net interest income.

Net Interest Income. Interest income increased to $14.2 million during the six months ended June 30, 2007, from $11.3 million in 2006. Interest on loans for the six months ended June 30, 2007 increased to $13.4 million from $10.9 million for the six months ended June 30, 2006. The increase in interest on loans was primarily due to an increase in the average balance of loans to $353.1 million during the six months ended June 30, 2007 compared to $295.1 million during the six months ended June 30, 2006. This increase was also due to an increase in the average yield earned to 7.60% for the six months ended June 30, 2007 from 7.36% for the six months ended June 30, 2006. Interest on securities increased to $366,000 during the six months ended June 30, 2007, from $280,000 for the six months ended June 30, 2006. The increase in interest income on securities was due to an increase in the average balance of securities from $15.6 million in 2006 to $16.2 million in 2007, and an increase in the average yield earned from 3.59% in 2006 to 4.51% in 2007.

Interest expense on interest-bearing deposit accounts increased to $6.0 million during the six months ended June 30, 2007, compared to $3.6 million during the six months ended June 30, 2006. The increase was due to an increase in the rate paid to 4.00% during the six months ended June 30, 2007 from 3.19% during the six months ended June 30, 2006, and an increase in the average balance of interest bearing deposits to $301.5 million in 2007 from $224.1 million in 2006. Interest expense on other borrowings increased to $638,000 during the six months ended June 30, 2007, compared to $530,000 during the six months ended June 30, 2006. The increase was due to an increase in the average balance of other borrowings to $27.0 million in 2007 from $25.1 million in 2006, and an increase in the average rate paid on other borrowings to 4.72% during the six months ended June 30, 2007 compared to 4.22% during the six months ended June 30, 2006.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) impaired loans and (2) all other passing grade loans. For impaired loans, the Bank has created a methodology which factors in the current market value of the collateral, deducts any related costs of collection and liquidation and the loan balance to determine any deficiency. This process is applied to each impaired loan, then the results are totaled and any possible deficiencies are provided for. The impaired loans are initially identified by the loan officer, loan review, or the credit officer/loan committee. The loans are assigned a risk grade which will move up or down according to the level of severity. On a quarterly basis the loans are evaluated as to the level of allocation towards the reserve. For the other passing grade loans in the portfolio, the methodology that was created factors in historical loss performance, political climate, national economic status, local economic status, local real estate market conditions and an event contingency factor. Each of these factors is given a weight that is totaled and the sum is multiplied by each type of loan product type to arrive at a total portfolio allowance allocation.

The provision for loan losses was $313,000 for the six months ended June 30, 2007 compared to $60,000 for the six months ended June 30, 2006. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.8 million at June 30, 2007. While management believes that its allowance for loan losses is adequate as of June 30, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $749,000 in 2007 from $844,000 for the six months ended June 30, 2006. The decrease was primarily due to the recognition of the $225,000 gain on sale of premises in 2006.

Noninterest Expenses. Total noninterest expenses increased to $5.6 million for the six months ended June 30, 2007 from $4.9 million for the comparable period ended June 30, 2006, primarily due to increases in employee compensation and benefits of $319,000 and in occupancy expense of $196,000 due to the overall growth of the Company and the opening of new banking office in the fourth quarter of 2007.

Income Taxes. Income taxes for the six months ended June 30, 2007, was $866,000 or 36.5% compared to $1,122,000 or 36.9% for the period ended June 30, 2006. The lower tax rate reflects an increase in tax-free municipal securities income.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to Vote a of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of First Community Bank Corporation of America, was held on May 14, 2007, to consider the election of eight directors with terms expiring at the Annual Meeting in 2008, to fix the number of directors to serve on the board for the ensuing year at eleven and the adjournment of the Annual Meeting to solicit additional proxies in the event there were not sufficient votes to approve any of the foregoing items.

At the Annual Meeting 2,535,370 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, their terms, and a summary of the votes cast for each nominee.

	Term Expiring	For	Against	Abstain
Brad Bishop	2008	2,535,060	—	310

Kenneth P. Cherven	2008	2,535,060	—	310

Edwin C. Hussemann	2008	2,535,060	—	310

Kenneth Delarbre	2008	2,535,060	—	310

James Macaluso	2008	2,534,992	—	378

David K. Meehan	2008	2,534,835	—	535

Robert G. Menke	2008	2,530,406	—	4,964

Robert M. Menke	2008	2,534,992	—	378

The shareholders voted on two other matters-

	For	Against	Abstain
Fix the number of directors to serve on the board	2,515,906	6,389	13,075

Solicit additional proxies if needed	2,486,848	46,088	2,434

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
*	3.1	Amended and Restated Articles of Incorporation
*	3.2	Bylaws
*	4.1	Specimen Common Stock Certificate
*	4.3	Warrant Certificate
**	10.1	Employment Agreement of Kenneth P. Cherven dated June 16, 2002
*	10.2	First Amended and Restated Non-Employee Director Stock Option Plan
*	10.3	Long-Term Incentive Plan
*	10.4	Incentive Compensation Plan
***	10.5	Employment Agreement of Kenneth P. Cherven dated November 29, 2004
****	10.6	Deferred Compensation Plan of Kenneth P. Cherven dated January 1, 2005.
	31.1	Certification of Chief Executive Officer required by Rule 13a- 14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a- 14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
**	99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with triple asterisk were submitted with the Company’s filing of Form 10-QSB on May 13, 2005.
****	Exhibits marked with quadruple asterisk were submitted with the Company’s filing of Form 10-QSB on August 12, 2005.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: August 9, 2007	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief
Executive Officer

Date: August 9, 2007	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer