Form 10-Q
period 2007-09-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2007-11-13
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,082,002 shares
(class)	Outstanding at November 1, 2007

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2007	December 31, 2006

	(Unaudited)
Assets

Cash and due from banks	$9,316	2,219
Interest-bearing deposits with banks	311	9,308

Cash and cash equivalents	9,627	11,527

Other interest-bearing deposits with banks	460	431
Securities available for sale	7,413	4,188
Securities held to maturity	11,394	11,151
Loans, net of allowance for loan losses of $3,890 in 2007 and $3,499 in 2006	368,371	346,788
Federal Home Loan Bank stock, at cost	1,739	2,553
Premises and equipment, net	9,611	7,094
Foreclosed real estate	612	368
Accrued interest receivable	1,870	1,720
Deferred income taxes	1,673	1,673
Bank owned life insurance	7,515	2,395
Other assets	1,524	1,011

	$421,809	390,899

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	32,458	38,884
Savings, NOW and money-market deposits	111,566	103,020
Time deposits	196,039	157,806

Total deposits	340,063	299,710
Federal Home Loan Bank advances	21,000	42,500
Other borrowings	17,468	6,289
Accrued expenses and other liabilities	6,885	8,718

Total liabilities	385,416	357,217

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,082,002 and 3,840,687 shares issued and outstanding in 2007 and 2006	204	192
Additional paid-in capital	30,201	25,642
Retained earnings	5,957	7,852
Accumulated other comprehensive income (loss)	31	(4)

Total stockholders’ equity	36,393	33,682

	$421,809	390,899

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$7,040	6,244	20,452	17,101
Securities	227	145	593	425
Other interest earning assets	70	48	477	168

Total interest income	7,337	6,437	21,522	17,694

Interest expense:
Deposits	3,243	2,247	9,267	5,816
Other borrowings	343	366	981	896

Total interest expense	3,586	2,613	10,248	6,712

Net interest income	3,751	3,824	11,274	10,982
Provision for loan losses	176	—	489	60

Net interest income after provision for loan losses	3,575	3,824	10,785	10,922

Noninterest income:
Service charges on deposit accounts	220	182	614	511
Other service charges and fees	75	72	186	171
Income from bank owned life insurance	77	22	120	64
Gain on sale of loans held for sale	26	42	130	137
Gain on sale of premises and equipment	—	—	—	225
Other	48	17	145	71

Total noninterest income	446	335	1,195	1,179

Noninterest expenses:
Employee compensation and benefits	1,760	1,809	5,355	5,085
Occupancy and equipment	379	333	1,110	868
Data processing	238	230	703	635
Professional fees	82	34	222	142
Office supplies	40	97	145	194
Insurance	51	51	145	138
Other	208	166	661	560

Total noninterest expenses	2,758	2,720	8,341	7,622

Earnings before income taxes	1,263	1,439	3,639	4,479
Income taxes	429	526	1,295	1,648

Net earnings	$834	913	2,344	2,831

Earnings per share:
Basic earnings per share	$0.20	0.23	0.58	0.71

Diluted earnings per share	$0.19	0.21	0.54	0.66

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	3,747,582	$187	24,826	4,200	(66)	29,147

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,831	—	2,831
Net change in unrealized loss on securities available for sale, net of taxes of $33 (unaudited)	—	—	—	—	54	54

Comprehensive income (unaudited)						2,885

Exercise of stock options (87,658 shares) (unaudited)	87,658	5	528	—	—	533
Three-for-two stock split, fractional shares paid-in cash (unaudited)	(53)	—	—	—	—	—
Tax benefit from stock options exercised (unaudited)	—	—	188	—	—	188
Share based compensation expense (unaudited)	—	—	11	—	—	11

Balance at September 30, 2006 (unaudited)	3,835,187	$192	25,553	7,031	(12)	32,764

Balance at December 31, 2006	3,840,687	192	25,642	7,852	(4)	33,682

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,344	—	2,344
Net change in unrealized loss on securities available for sale, net of taxes of $18 (unaudited)	—	—	—	—	35	35

Comprehensive income (unaudited)						2,379

Exercise of stock options before 5% stock dividend (unaudited)	22,811	1	146	—	—	147
5% stock dividend, net of fractional shares paid-in cash (unaudited)	193,047	10	4,227	(4,237)	—	—
Fractional shares paid-in cash (unaudited)	—	—	—	(2)	—	(2)
Exercise of stock options after 5% stock dividend (unaudited)	25,457	1	144	—	—	145
Share based compensation expense (unaudited)	—	—	42	—	—	42

Balance at September 30, 2007 (unaudited)	4,082,002	$204	30,201	5,957	31	36,393

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,344	2,831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses and costs	489	60
Depreciation and amortization	382	340
Net amortization of deferred loan fees and costs	(206)	64
Net amortization of premium and discounts on securities	(21)	—
Income from bank owned life insurance	(120)	(64)
Origination of loans held for sale	(13,076)	(10,580)
Proceeds from sale of loans held for sale	13,362	11,374
Gain on sale of loans held for sale	(130)	(137)
Gain on sale of premises and equipment	—	(225)
Increase in accrued interest receivable	(150)	(395)
Decrease in other assets	(513)	(1,015)
(Decrease) increase in accrued expenses and other liabilities	(1,851)	1,094
Share based compensation	42	11

Net cash provided by operating activities	552	3,358

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(29)	94
Purchase of securities available for sale	(5,809)	(2,500)
Principal payments on securities available for sale	147	266
Proceeds from maturities and calls of securities available for sale	2,500	5,500
Purchase of securities held to maturity	(1,000)	(2,160)
Proceeds from maturities of securities held to maturity	500	—
Principal payments on securities held to maturity	268	325
Net increase in loans	(22,266)	(63,047)
Sale (purchase) of premises and equipment, net	(2,899)	2,409
Redemption (purchase) of Federal Home Loan Bank stock	814	(1,129)
Purchase of bank owned life insurance	(5,000)	—

Net cash used in investing activities	(32,774)	(60,242)

Cash flows from financing activities:
Increase in deposits	40,353	17,007
Repayment of Federal Home Loan Bank advances	(26,500)	(76,500)
Proceeds from Federal Home Loan Bank advances	5,000	99,000
Increase in other borrowings	11,179	2,590
Proceeds from exercise of stock options	292	533
Fractional shares of stock dividend paid in cash	(2)	—
Repurchase of common stock	—	—
Tax benefit from common stock options exercised	—	188

Net cash provided by financing activities	30,322	42,818

Net decrease in cash and cash equivalents	(1,900)	(14,066)
Cash and cash equivalents at beginning of period	11,527	21,698

Cash and cash equivalents at end of period	$9,627	7,632

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,274	6,411

Income taxes	$1,579	1,648

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain (loss) on securities available for sale, net of income taxes	$35	54

Transfer from loans to foreclosed real estate	$244	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office in Pasco County, two banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2007 and 2006.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations and other data for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

2. Loan Impairment and Loan Losses. There were no loans identified as impaired during the three and nine months ended September 30, 2007 or 2006.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$3,811	3,474	3,499	3,416
Provision for loan losses	176	—	489	60
Charge-offs	(98)	(14)	(101)	(17)
Recoveries	1	1	3	2

Balance at end of period	$3,890	3,461	3,890	3,461

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2007	2006
Nonaccrual loans	$1,075	298
Past due ninety days or more, still accruing	—	—

	$1,075	298

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans Held for Sale. At September 30, 2007 and December 31, 2006 loans held for sale approximated $305,000 and $461,000, respectively and are included in net loans on the condensed consolidated balance sheets.

4. Earnings Per Share (“EPS”). EPS has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend in January 2007. The following tables present the calculations of weighted-average shares outstanding:

	2007	2006
Three Months Ended September 30:
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	4,079,274	4,009,613
Effect of dilutive stock options	204,888	296,469

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	4,284,162	4,306,082

Nine Months Ended September 30:
Weighted-average number of common shares outstanding used to calculate basic earnings per common share	4,070,244	3,994,349
Effect of dilutive stock options	233,355	293,663

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	4,303,599	4,288,012

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Exercise Price	Expire
For the three months ended September 30, 2007:
Options	220,500	$16.31	2011
	6,300	19.23	2012-2016
	5,250	19.52	2012-2016
	10,500	20.00	2012-2016
	10,500	19.19	2016
	10,500	18.71	2017
	6,850	18.57	2017

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Earnings Per Share (“EPS”), Continued.

	Number Outstanding	Exercise Price	Expire
For the nine months ended September 30, 2007:

Options	6,300	$19.23	2012-2016
	5,250	19.52	2012-2016
	10,500	20.00	2012-2016
	10,500	19.19	2016
	10,500	18.71	2017
	6,850	18.57	2017

5. Stock-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). At December 31, 2005, all outstanding options had vested.

The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 516,797 (amended) for employees and 620,156 (amended) for directors. At September 30, 2007, no options remain available for grant under the directors’ plan and 39,253 options remain available for grant under the employees’ plan. The total number of options which may be granted to purchase common stock under the third plan is 236,250 (amended) for either directors or employees. At September 30, 2007, 15,750 options remain available for grant under the third plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plans is as follows. All amounts reflect the 5% stock dividend paid in February 2007 (dollars in thousands, except per share amounts):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	715,141
Options granted	22,350
Options exercised	(49,409)
Options forfeited	(1,574)

Outstanding at September 30, 2007	686,508	$10.71	3.7 years	$3,105

Exercisable at September 30, 2007	649,098	$10.35	4.0 years	$3,040

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $645,000 and $1,035,000, respectively and the tax benefit relating to the stock options exercised was $0 and $188,000, respectively. At September 30, 2007, there was approximately $124,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 36 months. The total fair value of shares vesting and recognized as compensation expense was approximately $42,000 and $11,000 for the nine months ended September 30, 2007 and 2006, respectively. There was no associated tax benefit recognized for both the nine months ended September 30, 2007 and 2006.

The fair value of each option granted for the three and nine months ended September 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.28%	5.04%	4.60%	4.94%
Expected dividend yield	—	—	—	—
Expected volatility	4%	8%	5%	8%
Expected life in years	6	6	6	5

Per share grant-date fair value of options granted during the period	$3.28	5.25	4.26	4.79

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Stock-Based Compensation, Continued. As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123(R). The expected volatility is based on historical volatility of similar peer banks’ common stock. The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payments.

6. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At September 30, 2007, the Bank was in compliance with its regulatory capital requirements.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2007, and for the three- and nine- month periods ended September 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of September 30, 2007, the related interim condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2007 and 2006 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2007

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office located in Pasco County, two banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2007, was from net deposit inflows of approximately $40 million. Cash was used primarily to originate net loans of approximately $22 million and to repay Federal Home Loan Bank advance of $27 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$20,534

Unused lines of credit	$40,418

Standby letters of credit	$2,293

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Nine Months Ended September 30, 2006
Average equity as a percentage of average assets	8.56%	8.90%	9.03%
Equity to total assets at end of period	8.63%	8.62%	8.82%
Return on average assets (1)	0.76%	1.03%	1.09%
Return on average equity (1)	8.91%	11.59%	12.10%
Noninterest expenses to average assets (1)	2.71%	2.95%	2.94%
Nonperforming assets as a percentage of total assets at end of period	0.40%	0.13%	0.08%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$365,621	7,040	7.70%	$324,213	6,244	7.70%
Securities	17,716	227	5.13	13,857	145	4.19
Other interest-earning assets (2)	4,448	70	6.29	7,404	48	2.59

Total interest-earning assets	387,785	7,337	7.57	345,474	6,437	7.45

Noninterest-earning assets	30,082			14,914

Total assets	$417,867			$360,388

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	110,395	687	2.49	91,269	662	2.90
Time deposits	199,451	2,556	5.13	144,903	1,585	4.38

Total interest-bearing deposits	309,846	3,243	4.19	236,172	2,247	3.81
Other interest-bearing liabilities (3)	30,066	343	4.56	30,868	366	4.74

Total interest-bearing liabilities	339,912	3,586	4.22	267,040	2,613	3.91

Noninterest-bearing liabilities	41,908			61,093
Stockholders' equity	36,047			32,255

Total liabilities and stockholders' equity	$417,867			$360,388

Net interest income		$3,751			$3,824

Interest-rate spread (4)			3.35%			3.54%

Net interest margin (5)			3.87%			4.43%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.29

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock, overnight federal funds and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$357,291	20,452	7.63%	$304,909	17,101	7.48%
Securities	15,701	593	5.04	15,021	425	3.77
Other interest-earning assets (2)	11,877	477	5.35	9,284	168	2.41

Total interest-earning assets	384,869	21,522	7.46	329,214	17,694	7.17

Noninterest-earning assets	26,160			16,083

Total assets	$411,029			$345,297

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	112,246	2,018	2.40	92,951	1,576	2.26
Time deposits	192,096	7,249	5.03	135,245	4,240	4.18

Total interest-bearing deposits	304,342	9,267	4.06	228,196	5,816	3.40
Other interest-bearing liabilities (3)	28,046	981	4.66	27,064	896	4.41

Total interest-bearing liabilities	332,388	10,248	4.11	255,260	6,712	3.51

Noninterest-bearing liabilities	43,462			58,843
Stockholders' equity	35,179			31,194

Total liabilities and stockholders' equity	$411,029			$345,297

Net interest income		$11,274			$10,982

Interest-rate spread (4)			3.35%			3.66%

Net interest margin (5)			3.91%			4.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.29

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock, overnight federal funds and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

General. Our net earnings for the three months ended September 30, 2007, decreased to $834,000 or $0.20 earnings per basic share and $0.19 earnings per diluted share compared to $913,000 or $0.23 earnings per basic share and $0.21 earnings per diluted share for the three months ended September 30, 2006. The $79,000 decline in third quarter earnings from the prior year reflects a $176,000 increase in provision for loan losses and a $73,000 decrease in net interest income as a result of narrowing spreads.

Net Interest Income. Interest income increased to $7.3 million during the three months ended September 30, 2007, from $6.4 million in 2006. Interest on loans for the three months ended September 30, 2007 increased to $7.0 million from $6.2 million for the three months ended September 30, 2006. The increase in interest on loans was primarily due to an increase in the average balance of loans to $366 million, during the three months ended September 30, 2007 compared to $324 million, during the three months ended September 30, 2006. The average yield earned, 7.70% for the three months ended September 30, 2007 was unchanged from 7.70% for the three months ended September 30, 2006. Interest on securities increased to $227,000 during the three months ended September 30, 2007 from $145,000 for the three months ended September 30, 2006. The increase in interest income on securities was due to an increase in the yield earned from 4.19% in 2006 to 5.13% in 2007, and an increase in the average balance of securities from $13.9 million in 2006 to $17.7 million in 2007.

Interest expense on interest bearing deposit accounts increased to $3.2 million during the three months ended September 30, 2007, compared to $2.2 million during the three months ended September 30, 2006. The increase was due to an increase in the average balance of interest bearing deposits to $310 million in 2007 from $236 million in 2006 and an increase in the average rate paid from 3.81% in 2006 to 4.19% in 2007. Interest expense on other borrowings decreased to $343,000 during the three months ended September 30, 2007, compared to $366,000 during the three months ended September 30, 2006. The decrease was due to a decrease in the average balance of other borrowings to $30.1 million in 2007 from $30.9 million in 2006, and a decrease in the average rate paid on other borrowings to 4.56% during the three months ended September 30, 2007 compared to 4.74% during the three months ended September 30, 2006.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) impaired loans and (2) all other passing grade loans. For impaired loans, the Bank has created a methodology which factors in the current market value of the collateral, deducts any related costs of collection and liquidation and the loan balance to determine any deficiency. This process is applied to each impaired loan, then the results are totaled and any possible deficiencies are provided for. The impaired loans are initially identified by the loan officer, loan review, or the credit officer/loan committee. The loans are assigned a risk grade which will move up or down according to the level of severity. On a quarterly basis the loans are evaluated as to the level of allocation towards the allowance. For the other passing grade loans in the portfolio, the methodology that was created factors in historical loss performance, political climate, national economic status, local economic status, local real estate market conditions and an event contingency factor. Each of these factors is given a weight that is totaled and the sum is multiplied by each type of loan product type to arrive at a total portfolio allowance allocation.

The provision for loan losses was $176,000 for the three months ended September 30, 2007 compared to $0 for the three months ended September 30, 2006. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.9 million at September 30, 2007. While management believes that its allowance for loan losses is adequate as of September 30, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $446,000 in 2007 from $335,000 for the three- months ended September 30, 2006 primarily due to an increase in service charges on deposit accounts and an increase in income from bank owned life insurance.

Noninterest Expense. Total noninterest expenses increased to $2.8 million for the three months ended September 30, 2007 from $2.7 million for the comparable period ended September 30, 2006, primarily due to an increase in occupancy expense of $46,000. The increase reflects the opening of a new banking office and an investment in infrastructure to support future growth.

Income Taxes. Income taxes for the three months ended September 30, 2007, were $429,000 or 34.0% compared to $526,000 or 36.6% for the period ended September 30, 2006.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

General. Our net earnings for the nine months ended September 30, 2007, decreased to $2.3 million or $0.58 earnings per basic share and $0.54 earnings per diluted share compared to $2.8 million or $0.71 earnings per basic share and $0.66 earnings per diluted share for the nine months ended September 30, 2006. The first nine month 2006 results included a $225,000 pre-tax gain on the sale and lease back of bank facilities which contributed $0.04 per share in earnings. The first nine months of 2007 reflected a $429,000 increase in provision for loan losses and a $719,000 increase in noninterest expense reflecting an investment in new branches and infrastructure to support growth.

Net Interest Income. Interest income increased to $21.5 million during the nine months ended September 30, 2007, from $17.7 million in 2006. Interest on loans for the nine months ended September 30, 2007 increased to $20.5 million from $17.1 million for the nine months ended September 30, 2006. The increase in interest on loans was primarily due to an increase in the average balance of loans to $357 million, during the nine months ended September 30, 2007 compared to $305 million, during the nine months ended September 30, 2006. This increase was also due to an increase in the average yield earned to 7.63% for the nine months ended September 30, 2007 from 7.48% for the nine months ended September 30, 2006. Interest on securities increased to $593,000 during the nine months ended September 30, 2007 from $425,000 for the nine months ended September 30, 2006. The increase in interest income on securities was due to an increase in the average yield earned from 3.77% in 2006 to 5.04% in 2007 and a increase in the average balance of securities from $15.0 million in 2006 to $15.7 million in 2007.

Interest expense on interest-bearing deposit accounts increased to $9.3 million during the nine months ended September 30, 2007, compared to $5.8 million during the nine months ended September 30, 2006. The increase was due to an increase in the rate paid to 4.06% during the nine months ended September 30, 2007 from 3.40% during the nine months ended September 30, 2006, and an increase in the average balance of interest bearing deposits to $304 million in 2007 from $228 million in 2006. Interest expense on other borrowings increased to $981,000 during the nine months ended September 30, 2007, compared to $896,000 during the nine months ended September 30, 2006. The increase was due to an increase in the average rate paid on other borrowings to 4.66% during the nine months ended September 30, 2007 compared to 4.41% during the nine months ended September 30, 2006, and an increase in the average balance of other borrowings to $28.0 million in 2007 from $27.1 million in 2006.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) impaired loans and (2) all other passing grade loans. For impaired loans, the Bank has created a methodology which factors in the current market value of the collateral, deducts any related costs of collection and liquidation and the loan balance to determine any deficiency. This process is applied to each impaired loan, then the results are totaled and any possible deficiencies are provided for. The impaired loans are initially identified by the loan officer, loan review, or the credit officer/loan committee. The loans are assigned a risk grade which will move up or down according to the level of severity. On a quarterly basis the loans are evaluated as to the level of allocation towards the allowance. For the other passing grade loans in the portfolio, the methodology that was created factors in historical loss performance, political climate, national economic status, local economic status, local real estate market conditions and an event contingency factor. Each of these factors is given a weight that is totaled and the sum is multiplied by each type of loan product type to arrive at a total portfolio allowance allocation.

The provision for loan losses was $489,000 for the nine months ended September 30, 2007 compared to $60,000 for the nine months ended September 30, 2006. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio are stable under the current circumstances.

The allowance for loan losses is $3.9 million at September 30, 2007. While management believes that its allowance for loan losses is adequate as of September 30, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income remained the same at the nine months ended September 30, 2006. However, the 2006 results included a $225,000 pre-tax gain on the sale and lease back of bank facilities. The 2007 noninterest income reflected a $103,000 increase in service charges on deposits, a $56,000 increase in income from bank owned life insurance and a $74,000 increase in other income.

Noninterest Expenses. Total noninterest expenses increased to $8.3 million for the nine months ended September 30, 2007 from $7.6 million for the comparable period ended September 30, 2006, primarily due to increases in employee compensation and benefits of $270,000 and in occupancy expense of $242,000 due to an investment in new branches and infrastructure to support growth.

Income Taxes. Income taxes for the nine months ended September 30, 2007, was $1.3 million or 35.6% compared to $1.6 million or 36.8% for the period ended September 30, 2006. The lower tax rate reflects an increase in tax-free municipal securities income and an increase in income from bank owned life insurance of $66,000 for the first nine months of 2007.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank is managing through the impact of recent declining interest rates and the subsequent pressure on spreads.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: November 13, 2007	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer