Form 10-K
period 2007-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2008-03-27
CIK 1082564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $10.15, as quoted on the NASDAQ Capital Market, on March 3, 2008 was approximately $22,738,832. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 3, 2008: 4,111,121 shares of $.05 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 12, 2008, are incorporated by reference into Part III of this report.

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

First Community Bank

First Community owns all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity, however, is the operation of our wholly-owned subsidiary First Community Bank, which was established in February 1985. First Community Bank has nine branch locations in Pinellas, Hillsborough, Pasco and Charlotte Counties. It is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County, one banking office in Pasco County, and three banking offices located in Charlotte County, Florida. During 2008, we anticipate opening one additional office in Pasco County.

As of December 31, 2007, First Community Bank had assets of approximately $436 million, net loans of $383 million and deposits of $335 million. Due to its strong focus on commercial lending, approximately 52% of First Community Bank’s total loans are commercial and 9% of its total deposits are comprised of non-interest bearing checking accounts.

First Community Lender Services, Inc.

First Community Lender Services, Inc. was incorporated in 2001 as a wholly-owned subsidiary of First Community. First Community Lender Services was originally established to network with title insurance vendors. In November 2004, 1031 Exchange services were added. A 1031 Exchange allows customers to sell investment property/properties and defer any capital gains taxes by purchasing a “like-kind” replacement property/properties within a certain time frame under Section 1031 of the Internal Revenue Code. First Community Lender Services, Inc. had nominal operations in 2007.

Strategy

We have experienced tremendous success in growing our Company, and attribute this success to two key business values: Safety and soundness first, coupled with a relentless commitment to serve our customers.

We believe that building relationships is a crucial factor in differentiating between the national and regional financial institutions and First Community. Even though, typically, the national and regional financial institutions have more products and more locations, they lose that personal service touch that we offer. The most frequent customer complaints we hear about the national and regional institutions are the lack of personalized service and the turnover in personnel, which limits the customer’s ability to develop a relationship with his or her banker. Customers are willing to make a change in order to have that personalized service, and we believe a significant opportunity exists to attract and retain these customers who are dissatisfied with their current banking relationship.

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

Future Growth

In the next few years, we plan to have sufficient capital on hand to take advantage of growth opportunities either through the acquisition of small banks in identified strategic markets, or through the acquisition of branch sites that may come available in markets we are trying to penetrate. Currently, we have no specific acquisition candidates targeted. During 2008, we anticipate opening one new office in our Pasco County Region. The acquisition or formation of banks, the purchase of branch facilities, and the establishment of new branch facilities are subject to regulatory approvals and other requirements. See the “Supervision and Regulation” section for more details regarding the requirements surrounding the acquisition or formation of banks.

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

The risk of non-payment of loans is inherent in all loans. However, we carefully evaluate all loan applicants and attempt to minimize our credit risk by using thorough loan application and approval procedures that we have established for each category of loan. In determining whether to make a loan, we consider the borrower’s credit history, analyze the borrower’s income and ability to repay the loan, and evaluate the need for collateral to secure recovery in the event of default. We have established an allowance for loan losses based upon assumptions and judgments regarding the ultimate collectability of loans in our portfolio and a percentage of the outstanding balances of specific loans when their ultimate collectability is considered questionable.

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

Construction and Development Loans. Construction and development loans are made on both a pre-sold and speculative basis, and generally have a fixed interest rate. If the borrower has entered into an arrangement to sell the property prior to beginning construction, we consider the loan to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, we consider the loan to be on a speculative basis. We make residential and commercial construction loans to builders and developers as well as consumers who are contracting with a builder to build their own residence. As of December 31, 2007, our construction real estate portfolio consisted of 56% residential and 44% commercial for a total of $22,214,000 in construction loans. The terms of most construction and development loans range from twelve to twenty four months. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on a percentage of completion basis under a set budget and only after a third party inspector inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction loan field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and our ability to administer and control all phases of construction disbursements. The primary source of repayment for most construction loans is the sale of the property. If the property is to be occupied by the borrower or leased to a third party, then upon completion of construction, we typically convert the loan to a permanent loan on a monthly amortization with a longer maturity.

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

In addition, we have been approved for participation in the Office of Thrift Supervision pilot program, which allows us to lend up to 25% of our capital and surplus on certain types of loans.

Other Services and Products. In addition to the deposit and loan products discussed above, we also provide:

• Cash management services	• Sweep accounts

• Telephone banking	• Safe deposit boxes

• Traveler’s checks	• eStatements

• Deposit pick-up for commercial customers	• Wire transfers and ACH services

• Online banking/bill payment services	• 1031 Exchange Services

• Automatic drafts for various accounts	• Debit cards

• Certificate of Deposit Account Registry Service (CDARS)	• Direct deposit of payroll and social security checks

• VISA® and MasterCard® credit card services through our correspondent banks.	• Health Saving Accounts (HSA)

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

Customers

The consolidation of the Florida banking industry over the last several years has created significant opportunities for community-oriented banks such as ours to build a successful, locally managed bank. We believe that many of the larger financial institutions do not provide the high level of personalized services desired by many small and medium-sized businesses and their principals. Our marketing efforts are focused on attracting small and medium-sized businesses and individuals, including service companies, manufacturing companies, commercial real estate developers, entrepreneurs and professionals, such as engineers, physicians, CPAs, architects and attorneys.

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

Information About Our Primary Markets

Pinellas, Hillsborough, Pasco and Charlotte Counties are considered to be our primary market areas. Pinellas County, located on Florida’s Gulf Coast, is a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east. Pinellas County estimated its population in 2007 to be almost one million. Two of the top five beaches in the United States are located along the 588 miles of Pinellas County coastline, according to America’s Best Beaches’ List. Nicknamed the “Sunshine City,” St. Petersburg averages 361 sunny days every year, and is located in southeast Pinellas County. St. Petersburg is also home to the Tampa Bay Devil Rays. Top key business segments in Pinellas County are services industries, light manufacturing and financial services. Pinellas County has received the “Successful Community Award” for creating a special metropolitan region by improving housing, expanding recreational opportunities and protecting the environment. Hillsborough County is located midway along the west coast of Florida and is contiguous with Pinellas County. As of 2007, Hillsborough County estimated its population at 1,172,427. The City of Tampa is the largest city in Hillsborough County and is the third most populous city in Florida. It is approximately 20 miles northeast of St. Petersburg. Hillsborough’s key business segments include tourism, agriculture, construction, finance, health care, government, technology, and the port of Tampa, which is the seventh largest in the Nation. Tampa is home to both the NFL Tampa Bay Buccaneers and the NHL Tampa Bay Lightning. Pasco County, located on the Gulf of Mexico in the Tampa Bay area, is part of a nine-county region referred to as the “Nature Coast.” Pasco County estimated its population to be approximately 440,648 in 2007. Located in the rolling hills of eastern Pasco County, Dade City is the county seat. Pasco County’s economy has historically been tied to agriculture, however, over time it has shifted more to service, government and retail. Pasco County has a total of 745 square miles with more than 100 square miles of managed recreational facilities, including parks, four artificial reefs (one made up of surplus military tanks), more than 25 golf courses, and three State-designated canoe trails. Charlotte County is located between Lee County (Fort Myers) and Sarasota County in Southwest Florida on the Gulf of Mexico. Charlotte County estimated its population in 2007 at 170,461. Port Charlotte, the county’s geographical center, is approximately 100 miles south of St. Petersburg. Charlotte County features over 70 parks and recreational areas, including Charlotte Harbor, which is the 17th largest estuary in the Nation and the 2nd largest estuary in the State encompassing 270 square miles. The top two business segments of the County are service industries and construction. Charlotte County has been designated one of the top ten sailing destinations by SAIL magazine, and ranked 3rd “Best in America” place to live and golf by Golf Digest.

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

Personnel

At December 31, 2007, First Community had four officers and no other employees and First Community Bank had 102 full-time employees and 7 part-time persons. First Community Lender Services, Inc. has no employees of its own and operates using employees of First Community Bank.

SUPERVISION AND REGULATION

General

First Community is a registered unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”). First Community and First Community Bank, operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal bank regulatory agencies, including the Office of Thrift Supervision, the Federal Deposit Insurance Corporation (“FDIC”) and, to a limited extent, the Federal Reserve Board. The following is a brief summary of the more recent legislation that affects our company and our subsidiaries.

Regulation of the Holding Company

Restrictions on the Acquisition of Savings Institutions. Under the change in Bank Control Act, no person may acquire control of a federal savings bank or its parent holding company, directly or indirectly, unless the Office of Thrift Supervision has been given 60 days prior written notice and has issued a notice discussing the proposed acquisition. In addition, regulations provide that no company may acquire control of a federal savings bank without the prior approval of the Office of Thrift Supervision. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Office of Thrift Supervision. Control in this context means ownership, control of, or holding proxies representing more than 25% of the voting shares of, an insured institution, the power to control in any manner the election of a majority of the directors of such institution or the power to exercise a controlling influence over the management or policies of the institution.

The Office of Thrift Supervision also has established certain rebuttable control determinations. An acquiror must file for approval of control with the Office of Thrift Supervision, or file to rebut the presumptions before surpassing a rebuttable control level of ownership. To rebut the presumption, the acquirer must file a submission with the Office of Thrift Supervision setting forth the reasons for rebuttal. The submission must be filed when the acquirer acquires more than 25% of any class of voting stock of the savings bank and when they have any of the control factors enumerated in 12 C.F.R. Section 574.4(c) which include, but are not limited to:

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

In addition, Sections 22(g) and 22(h) of the FRA and Regulation O (which set limits on extensions of credit to executive officers, directors and 10% stockholders, as well as companies which such persons control) apply to savings institutions. Among other things, such loans must be made on terms, including interest rates, substantially the same as loans to unaffiliated individuals and which involve no more than the normal risk of collectability. These regulations also place limits on the amount of loans we may make to such persons. These restrictions apply in addition to certain restrictions on transactions with affiliates contained in the Office of Thrift Supervision regulations.

Support of Subsidiary Depository Institutions. Under Office of Thrift Supervision policy, First Community is expected to act as a source of financial strength to and to commit resources to support First Community Bank. This support may be required at times when, in the absence of such Office of Thrift Supervision policy, First Community might not be inclined to provide such support. In addition, any capital loans by First Community to First Community Bank must be subordinate in right of payment to deposits and to certain other indebtedness of First Community Bank. In the event of bankruptcy, any commitment by a holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and will be entitled to a priority of payment.

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

Payment of Dividends. There are statutory and regulatory limitations on the payment of dividends by First Community Bank as proscribed by the Office of Thrift Supervision’s capital distribution regulation. Under the regulation, First Community Bank may make a capital distribution without the approval of the Office of Thrift Supervision, provided the Office of Thrift Supervision is notified 30 days before declaration of the capital distribution. First Community Bank must also meet the following requirements:

•

It is not of supervisory concern, and will remain adequately or well-capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution; and

•	The distribution does not exceed First Community Bank’s net income for the calendar year-to-date, plus retained net income for the previous two calendar years (less any dividends previously paid).

If First Community Bank does not meet the above-stated requirements, it must obtain the prior approval of the Office of Thrift Supervision before declaring any proposed distributions. The Office of Thrift Supervision can prohibit a proposed capital distribution by a savings institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice. First Community Bank has never paid a dividend; instead earnings are reinvested in First Community Bank to support our current growth rate.

Regulation of First Community Bank

Capital Requirements. Both the Office of Thrift Supervision and the FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The Office of Thrift Supervision capital regulations require savings institutions to meet three capital standards:

•	A 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets);

•	A 4% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and

•	An 8% risk-based capital standard as defined below.

First Community Bank’s tangible capital, core capital, and risk-based capital ratios at December 31, 2007, were 7.71%, 10.02%, and 11.23%, respectively.

Core capital is defined as common stockholder’s equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in non-includable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The Office of Thrift Supervision regulations also require that in calculating the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The Office of Thrift Supervision risk-based capital standard for savings institutions requires that total capital (comprised of core capital and supplementary capital) be at least 8% of risk-weighted assets. In determining risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the Office of Thrift Supervision capital regulation based on the risks Office of Thrift Supervision believes are inherent in the type of asset. Generally, zero weight is assigned to risk-free assets, such as cash and unconditionally guaranteed United States Government securities. A weight of 20% is assigned to, among other things, certain obligations of United States Government-sponsored agencies (such as the FNMA and the FHLMC) and certain high quality mortgage-related securities. A weight of 50% is assigned to qualifying mortgage loans and certain other mortgaged-related securities, repossessed assets and assets that are 90 days or more past due.

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

At December 31, 2007, First Community Bank exceeded each of its capital requirements. See Note 12 to the consolidated financial statements for a summary of the regulatory capital levels and percentages.

Standards for Safety and Soundness. The FDICIA, as amended by the Reigle Community Development and Regulatory Improvement Act of 1994, requires each federal banking agency to prescribe standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate for all insured depository institutions and their holding companies. The Office of Thrift Supervision and the other federal banking agencies adopted a rule establishing deadlines for the agencies to submit and review safety and soundness compliance plans and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business.

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

If the Office of Thrift Supervision determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution is required to submit an acceptable compliance plan to the Office of Thrift Supervision within 30 days after receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

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

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980’s to resolve the thrift bailout. During the year ended December 31, 2007, the quarterly assessments averaged approximately .00285% of assessable deposits, and First Community Bank paid approximately $38,500 in assessments.

Business Activities.

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires a savings institution to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. The definition of portfolio assets has recently been amended to include the small business loans upon which we focus. As of December 31, 2007, we exceeded the QTL test, maintaining approximately 84.81% of our portfolio assets in qualified thrift investments.

Interstate Banking. Federally-chartered savings institutions are allowed to branch nationwide to the extent allowed by federal statute. This ability permits savings institutions with interstate networks to diversify their loan portfolios and lines of business. The Office of Thrift Supervision authority preempts any state law purporting to regulate branching by federal savings institutions. Prior approval of the Office of Thrift Supervision is required for a savings institution to branch interstate or intrastate. To obtain supervisory clearance for branching, an applicant’s regulatory capital must meet or exceed the minimum requirements established by law and by the Office of Thrift Supervision regulations. In addition, the savings institution must have a satisfactory record under the Community Reinvestment Act (“CRA”). First Community Bank does not conduct interstate branching operations and does not plan to do so in the foreseeable future.

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

Office of Thrift Supervision Assessments. Savings institutions are required by Office of Thrift Supervision regulation to pay assessments to the Office of Thrift Supervision to fund the operations of the Office of Thrift Supervision. The general assessment, to be paid on a semiannually basis, is computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

The Office of Thrift Supervision also assesses fees to savings and loan holding companies such as First Community. The semi-annual assessment for savings and loan holding companies includes a $3,000 base assessment with an additional assessment based on the savings and loan holding company’s risk or complexity, organizational form and condition.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended

December 31, 2007, dividends paid by the FHLB-Atlanta to First Community Bank amounted to approximately $101,000, at a yield of 5.94% on our investment. Should dividends be reduced, or interest on FHLB advances increased, our consolidated net interest income might also be reduced. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock we hold will not decrease as a result of any new legislation.

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $40.6 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,218,000 plus 10% of accounts in excess of $40.6 million. The first $6.6 million of otherwise reversible balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. We are in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Act”). The Securities and Exchange Commission (“SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase our operating expenses. The effective date of the application of the provision of Section 404 of the Act concerning independent auditor attestation of internal control compliance reporting for non-accelerated filers such as First Community has been extended to the first fiscal year ending on or after July 15, 2008.

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

Our loan portfolio would be impaired if real estate values in our target markets decline

A significant portion of our loan portfolio consists of mortgages secured by real estate located in our primary market areas of Hillsborough and Pinellas Counties. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. Over the past year, real estate prices in each of our markets have declined and if real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

Weakness in the economy and in the real estate market within our geographic footprint may adversely affect us

If the strength of the local economies in which we conduct operations declines, or continues to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses. The vast majority of our loan portfolio is secured by real estate or other commercial assets in our Florida markets. Certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. In 2007, the inventory of houses for sale in some of our markets has increased to a two-year supply. These declines may also adversely affect the general economy in our markets. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations.

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

Since January 1, 2008, the Federal Reserve Bank has dropped the prime rate 200 basis points from 7.25% to 5.25%. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

Our business may suffer if we lose key employees

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

Our subsidiaries face strong competition, which may limit their asset growth and profitability

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

Our financial results could be adversely affected if adverse economic conditions in our target markets exist for a prolonged period

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

First Community and its subsidiaries operate in an environment highly regulated by state and federal government; changes in banking laws and regulations could have a negative impact on our business

As a unitary holding company, First Community is regulated primarily by the OTS. Our current Subsidiaries are regulated primarily by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Florida Office of Finance Regulation. Federal and various state laws and regulations govern numerous aspects of our operations and the operations of our Subsidiaries, including:

•	Adequate capital and financial condition;

•	Permissible types and amounts of extensions of credit and investments;

•	Permissible non-banking activities; and

•	Restrictions on dividend payments.

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

In addition to our headquarters, we currently have eight branch offices: St. Petersburg, Largo, South Shore, West Shore, Dade City, Port Charlotte, Punta Gorda and Veterans. We own our West Shore, Port Charlotte, Punta Gorda and Veterans offices. Our West Shore office in Hillsborough County is a two-story, 6,200 square foot building, with four drive-through lanes and an ATM machine. The Port Charlotte office is located in a stand-alone building consisting of approximately 4,000 square feet, with one drive-through lane. We renovated a 1,509 square foot vacant commercial building for our Punta Gorda office, which has two drive-through lanes, plus a drive-up ATM. The Veterans office is a two-story, 7,400 square foot building with four drive-through lanes and an ATM machine. We lease the St. Petersburg, Largo, South Shore, and Dade City offices. The St. Petersburg office consists of a 7,400 square foot, single story facility, with three drive-through lanes and an ATM machine. The Largo office consists of a 2,000 square foot, single story, stand alone facility with one drive-through lane. Our South Shore office, located in Apollo Beach in Hillsborough County, is a 3,227 square feet facility with one drive-through lane. The Dade City office consists of 1,400 square feet and is located in a retail center. During 2008, we will open one office in Pasco County. The Zephyrhills office will be a 3,200 square foot building of “Systems Built” construction located on an out parcel of the Merchant Square Plaza on U.S. 301. It will have two drive through lanes, and a drive-up ATM.

We operate a 400 square foot loan production facility in Bradenton, Florida and a 5,749 square foot operations center in Largo, Florida. Both facilities are leased.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On September 4, 2003, our stock began trading on The NASDAQ SmallCap Market (currently the NASDAQ Capital Market) under the symbol “FCFL.” As of March 3, 2008, there were 153 registered holders of common stock of First Community and approximately 518 street name holders. On March 15, 2005, we paid a stock dividend in common stock equal to 5% of the outstanding shares to shareholders of record as of the close of business on March 1, 2005. On January 20, 2006, a three-for-two stock split was issued to shareholders of record as of the close of business on January 10, 2006. On February 28, 2007 we paid a common stock dividend equal to 5% of our common shares outstanding to record holders as of the close of business on February 12, 2007.

On March 3, 2008, the closing sales price of our common stock was $10.15 compared to $11.00 at December 31, 2007.

	Calendar Years
	2007		2006
	Low	High	Low	High
	(Per share)		(Per share)
First Quarter*	$18.05	$22.00	$17.00	$28.24
Second Quarter*	14.05	19.00	19.75	21.75
Third Quarter*	13.57	17.24	18.77	21.75
Fourth Quarter*	10.98	14.60	18.51	20.58

*	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007, and three-for-stock split issued on January 20, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options(1))	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2))
Equity compensation plans approved by security holders	685,721	$10.71	55,790
Equity compensation plans not approved by security holders

Total	685,721	$10.71	55,790

(1)	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.
(2)	Excludes securities reflected in first column.

(Remainder of this page intentionally left blank)

Stock Performance Graph

The following graph compares the cumulative stockholder’s return on First Community’s common stock with: (i) SNL Financial LC’s index for southeastern banks and bank holding companies; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from July 28, 2003 to December 31, 2007, inclusive.

First Community Bank Corporation of America

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Community Bank Corporation of America	135.40	256.65	249.35	263.29	160.98
Russell 3000	113.22	126.74	134.50	155.64	163.64
SNL Southeast Bank Index	106.02	125.72	128.69	150.90	113.68

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data, is derived from our financial statements and other data. The selected consolidated financial data should be read in conjunction with our financial statements, including the financial statement notes included elsewhere herein. Net loans are stated net of unearned income. Earnings per share is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents from stock options as required. Book value per share excludes the effect of any outstanding stock options.

	At or for the year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Total assets	$436,481	$390,899	$324,754	$241,806	$180,437
Cash and cash equivalents	9,100	11,527	21,698	9,738	3,197
Securities available for sale	6,847	4,188	8,918	13,032	3,949
Securities held to maturity	10,330	11,151	5,278	1,775	3,477
Loans, net	382,551	346,788	272,534	205,789	160,236
Deposit accounts	334,620	299,710	272,629	200,718	134,529
Stockholders’ equity	36,968	33,682	29,147	23,618	20,184
Selected Operating Data:
Total interest income	$28,830	$24,462	$16,765	$11,562	$9,211
Total interest expense	13,843	9,627	4,795	3,212	2,792
Net interest income	14,987	14,835	11,970	8,350	6,419
Provision for loan losses	1,165	230	795	605	668
Net interest income after provision for loan losses	13,822	14,605	11,175	7,745	5,751
Non-interest income	1,814	1,583	1,165	1,081	1,248
Non-interest expenses	11,219	10,434	7,805	5,620	4,700
Net earnings	2,865	3,652	2,863	2,023	1,468
Per Share Data(*):
Basic earnings per share	$.70	$.91	$.82	$.59	$.52
Diluted earnings per share	$.67	.85	.75	.53	.48
Book value per share	$9.06	8.35	7.78	6.75	6.13
Performance Ratios:
Return on average assets (R.O.A.)	.69%	1.03%	1.02%	0.94%	0.89%
Return on average equity (R.O.E.)	8.05%	11.59%	11.34%	9.15%	8.98%
Dividend payout ratio	—	—	—	—	—
Equity to Assets	8.47%	8.62%	8.98%	9.77%	11.19%
Interest-rate spread during the period	3.36%	3.72%	4.08%	3.64%	3.90%
Net interest margin	3.88%	4.39%	4.57%	4.13%	4.21%
Non-interest expense to average assets	3.60%	2.95%	2.79%	2.62%	2.86%
Other Ratios and Data:
Average equity to average assets	8.57%	8.90%	9.03%	10.32%	9.96%
Allowance for loan losses to total loans	1.16%	1.00%	1.24%	1.27%	1.26%
Net charge-offs to average loans	.03%	.05%	(0.01)%	(0.00)%	(0.04)%
Non-performing loans to total loans	.14%	.04%	—	0.04%	0.30%
Allowance for loan losses to non-performing loans	1.89%	23.38%	—	33.00%	4.25%
Non-performing loans and foreclosed real estate as a percentage of total assets	.67%	0.13%	—	0.05%	0.29%
Total number of full-service banking offices	9	7	6	4	4

(1)	All per share amounts have been adjusted to reflect the 5% stock dividends paid March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.

Item 7.	Management’s Discussion and Analysis or Plan of Operation

General

First Community Bank and First Community Lender Services, Inc. are wholly-owned subsidiaries. Our primary business activity is the operations of First Community Bank, a federally-chartered stock savings bank. First Community provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County, one banking office in Pasco County and three banking offices located in Charlotte County, Florida. First Community Lender Services, Inc. provides tax deferred 1031 exchange services for eligible transactions. The following is a description of the significant accounting policies that we follow in preparing and presenting our consolidated financial statements.

Critical Accounting Policies

We believe that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers to be adequate to absorb loan losses inherent in the portfolio, based on evaluations of the collectability and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended. Any specific reserves for impaired loans are measured based on the fair value of the underlying collateral. The collectability of both principal and interest is evaluated when assessing the need for a specific reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

During 2007, we changed our overall approach in the determination of the allowances for loan losses. A new methodology was created to be in compliance with the guidance issued by the federal agencies in December of 2006. This methodology incorporated the calculation of loans considered impaired under FAS 114 and allocations for performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on the banks experience as per FAS 5. The methodology includes an unallocated portion (qualitative factors) justified by current general market conditions, trends in performance (delinquency), economic and political trends.

Loans

We believe that general economic conditions in our primary service areas, including the real estate market, continue to be healthy due to the growth in the areas’ population and demand for real estate property and personal services. Accordingly, we have experienced continued demand for consumer and commercial loans in 2007 as net loans increased $35.8 million, or 10.3%, to $382.6 million at December 31, 2007. Commercial loan activity is focused on seasonal working capital loans and commercial real estate term loans. At December 31, 2007, 2006 and 2005, our non accrual loans had balances of $2,364,000, $150,000, and $0, respectively.

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

Nonperforming Loans and Real Estate Owned Policy. When a borrower fails to make a required payment on a loan, our loan officers attempt to collect the payment by contacting the borrower. If a payment on a loan has not been received by the end of a grace period (usually 10 days from the payment due date), notices are sent at that time, with follow-up contacts made thereafter. In most cases, delinquencies are cured promptly. If the delinquency exceeds 29 days and is not cured through normal collection procedures, more formal measures are instituted to remedy the default, including the commencement of foreclosure proceedings. We will then attempt to negotiate with the delinquent borrower to establish a satisfactory payment schedule.

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

Charge-Offs Policy. All loans deemed uncollectible by management will be charged-off or written down as per the following guidelines:

	December 31,
Type of Loan	Amount 2007	Percent of Loans in Each Category to Total Loans 2007	Amount 2006	Percent of Loans in Each Category to Total Loans 2006	Amount 2005	Percent of Loans in Each Category to Total Loans 2005	Amount 2004	Percent of Loans in Each Category to Total Loans 2004		Amount 2003	Percent of Loans in Each Category to Total Loans 2003
	(Dollars in thousands)
Residential mortgage loans	$128,426	33%	$114,311	32.6%	$75,585	27.3%	$44,147	21.	%	$39,783	24.5%
Commercial real estate loans	180,304	46.5	162,973	46.5	109,995	39.8	97,849	46.9		69,507	42.8
Commercial loans	22,343	5.8	21,572	6.1	31,916	11.6	24,322	11.6		21,502	13.2
Installment loans	56,496	14.6	51,784	14.8	58,708	21.3	42,335	20.3		31,578	19.5

Subtotal	387,569	100.0%	$350,640	100.0%	276,204	100.0%	208,653	100.0%		162,370	100.0%

Deduct:
Allowance for loan losses	(4,479)		(3,499)		(3,416)		(2,640)			(2,041)
Net deferred loan fees	(539)		(353)		(254)		(224)			(93)

Net loans	$382,551		$346,788		$272,534		$205,789			$160,236

•	All open-end credits past due for more than 90 days and all unsecured closed-end credits past due for 90 days must be charged-off.

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

The following is an analysis of maturities of our loans as of December 31, 2007 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Residential mortgage loans	$26,696	$10,356	$91,374	$128,426
Commercial real estate loans	53,308	57,423	69,573	180,304
Commercial loans	13,621	7,944	778	22,343
Installment loans	8,559	23,075	24,862	56,496

Total	$102,184	$98,798	$186,587	$387,569

All loans are recorded according to original terms and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2007, the amount of loans due after one year with fixed interest rates totaled approximately $95.6 million, while the amount of loans due after one year with floating interest rates totaled approximately $189.8 million. We generally do not make fixed-rate loans with maturities longer than five years.

At December 31, 2007, 2006, 2005, 2004 and 2003 non accrual loans were as follows for the years indicated (dollars in thousands):

	At December 31,
	2007	2006	2005	2004	2003
Residential mortgage loans	$1,042	$—	$—	$57	$480
Commercial real estate loans	1,289	150	—	—	—
Commercial loans		—	—	—	—
Installment loans	33	—	—	23	—

Total non-accrual loans	$2,364	$150	$—	$80	$480

At December 31, 2007, 2006, 2005, 2004, and 2003 there were no loans which would be defined as troubled debt restructurings or past due ninety days or more and still accruing.

An analysis of our allowance for loan losses and loan loss experience (charge-offs and recoveries) is furnished in the following table (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Balance at beginning of period	$3,499	$3,416	$2,640	$2,041	$1,434

Charge-offs:
Consumer	(85)	(19)	(20)	(54)	(6)
Commercial	(96)	(134)	(2)	(2)	(25)
Residential	(7)	—	—	—	(30)
Recoveries:
Consumer	3	6	2	14	—
Commercial	—	—	1	—	—
Residential	—	—	—	36	—

Net charge-offs	(185)	(147)	(19)	(6)	(61)
Provision for losses charged to operations	1,165	230	795	605	668

Balance at end of period	$4,479	$3,499	$3,416	$2,640	$2,041

Asset Quality Ratios
Net charge-offs to average loans	.03%	.05%	(0.01)%	(0.00)%	(0.04)%
Allowance for loan losses to total loans	1.16	1.00	1.24	1.27	1.26
Allowance for loan losses to non performing loans	1.89	23.38	—	33.0	4.25
Non performing loans to total loans	.14	.04	—	0.04	0.30
Non performing loans to total assets	.12	.04	—	0.03	0.27

At December 31 the allowance for possible credit losses were generally allocated as follows for the years indicated (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential mortgage loans	$901	33.2%	$317	32.6%	$417	27.3%	$238	21.2%	$196	24.5%
Commercial real estate loans	2,094	46.6	$1,400	46.5	1,447	39.8	1,251	46.9	907	42.8
Commercial loans	244	5.8	945	6.1	819	11.6	699	11.6	426	13.2
Installment loans	1,240	14.4	837	14.8	733	21.3	452	20.3	512	19.5

Total	$4,479	100.0%	$3,499	100.0%	$3,416	100.0%	$2,640	100.0%	$2,041	100.0%

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

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2007, 2006 and 2005 the carrying value of our investments:

	December 31,
Investment Category	2007	2006	2005
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$—	$498	$1,971
U.S. Government agency securities	4,273	2,993	6,104
Mortgage-backed securities	2,574	697	843

Total	$6,847	$4,188	$8,918

Held to maturity:
U.S. Government agency securities	$2,156	$2,646	$1,366
Mortgage-backed securities	1,156	1,487	1,897
Municipal securities	7,018	7,018	2,015

Total	$10,330	$11,151	$5,278

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:
U.S. Treasury securities	$—	—%	$—	—%	$—	—%	$—	—%	$0	—%
U.S. Government agency securities	500	5.00%	$1,196	5.36%	2,500	5.85%	—	—	$4196	5.61%

Total	$500	5.00%	$1,196	5.36%	$2,500	5.85%	$—	—%	$—	—%

Mortgage-backed securities									2,539	5.58%

Total									$6,735	5.60%

Held to Maturity:
U.S. Government agency and municipal securities	$1,159	4.91%	$497	4.96%	$1,249	4.56%	$6,269	4.08%	$9,174	4.16%

Mortgage-backed securities									1,156	4.01%

Total									$10,330	4.27%

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

Dividends. There are statutory and regulatory limitations on the payment of dividends by this subsidiary. The ability of First Community Bank to pay a dividend to us is governed by the Office of Thrift Supervision’s capital distribution regulation. This regulation and First Community Bank’s ability to pay dividends to us, is addressed in the sections entitled “Regulation and Supervision” and “Dividends.”

Management regularly reviews our liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and borrowings from the FHLB. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. We maintain lines of credit at Silverton Bank upon which we can draw up to $12 million. The line of credit at Silverton Bank is secured by our common stock. There was no balance drawn on that line of credit as of December 31, 2007. The line of credit at the Bankers Bank is unsecured and had no funds drawn at year end. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

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

Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $ 334.5, $299.7, and $272.6, million at December 31, 2007, 2006, and 2005, respectively. Most of the $34.8 million increase in deposits since December 31, 2006, was attributable to growth in time deposits reflecting the impact of the interest rate environment. The funding requirements for loans have continued to increase in 2007, from 2006 levels. Net loans have increased $35.8 million during the period from December 31, 2006, to December 31, 2007. Management anticipates that a stable base of deposits combined with favorably priced advances from the Federal Home Loan Bank will be our primary source of funding to meet both our short-term and long-term liquidity needs in the future.

The following table presents, for the years ended December 31 2007, 2006, and 2005 the average amount of, and average rate paid on, each of the following deposit categories (dollars in thousands):

	Average Amount			Average Rate Paid
Deposit Category	2007	2006	2005	2007	2006	2005
Non interest bearing demand	$31,454	$49,143	$35,933	—%	—%	—%
Savings, NOW and money market deposits	115,938	103,239	88,654	2.31	2.04	1.31
Time deposits	187,228	140,104	101,681	5.09	4.41	3.04

Total	$334,620	$292,486	$226,268	3.70%	2.83%	1.81%

The following table indicates the amount of outstanding time certificates of deposit of $100,000 or more and their respective maturities as of December 31 (in thousands):

2007
3 months or less	$21,210
3-12 months	38,100
1-3 years	12,635
Over 3 years	2,216

Total	$74,161

Borrowings. To date, we have relied on deposits, proceeds from sales of loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as our major sources of funding. As of December 31, 2007, we held repurchase agreements, which are used as sweep account for commercial customers, of approximately $9.6 million. We will continue to rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet our demand for loans, we have the ability to seek a portion of the needed funds through loans (advances) from the FHLB where it currently has the ability to borrow up to $97 million. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2007, 2006 and 2005, are set forth in the table below ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate		At December 31,
			2007		2006	2005
2006	2.48		$		$—	$2,000
2007	5.50				17,500	—
2007	5.36				7,000	—
2007	3.34				2,000	2,000
2008	4.64			8,000	—	2,000
2008	4.45			3,000	3,000	3,000
2008	4.14			2,000	2,000	1,000
2009	3.71			1,000	1,000	1,000
2010	3.75	(1)		5,000		—
2011	5.40			5,000	5,000
2012	4.06	(2)		5,000	—	1,000
2016	4.62	(3)		5,000	5,000	—
2017	2.92	(4)		6,000	—

				$40,000	$42,500	$12,000

(1)	FHLB has a call option in December 2009
(2)	FHLB has a call option in September 2008
(3)	FHLB has a call option in October 2009
(4)	FHLB has a call option in December 2008

Average Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Real estate operating leases	$625	$1,088	$914	$1,531	$4,158
Certificates of Deposit	161,329	23,354	2,545	—	187,228
Federal home loan bank advances*	13,000	6,000	10,000	11,000	40,000

Total	$174,954	$30,442	$13,459	$12,531	$231,386

*	$17,500 in overnight FHLB advances not included since they are not long-term obligations

Further discussion of the nature of each obligation is included in “Note 4-Premises and Equipment, Net”, “Note 5-Deposits”, and “Note 6-Federal Home Loan Bank Advances”.

Average Balance, Interest and Average Yields and Costs

The following is an analysis of the net interest earnings for the years ended December 31, 2007, 2006, and 2005, with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities.

(Table on following page)

For purposes of these analyses, non-accruing loans, if any, are included in the average balances.

	For the Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans(1)	$361,881	$27,481	7.59%	$313,688	$23,656	7.54%	$233,888	$16,093	6.88%
Securities(2)	17,595	819	4.65%	15,181	592	3.90%	16,352	455	2.78
Other interest earnings assets	6,751	530	7.85%	8,928	214	2.40%	11,787	217	1.84

Total earning assets	386,227	28,830	7.46%	337,797	24,462	7.24%	262,027	16,765	6.40%

Non-earning assets	29,171			16,057			17,542

Total Assets	$415,398			$353,854			$279,569

LIABILITIES:
Interest-bearing liabilities:
Savings NOW and money market	$113,196	2,612	2.31%	$103,239	2,105	2.04%	$88,654	1,161	1.31%
Time Deposits	191,858	9,763	5.09%	140,104	6,175	4.41%	101,681	3,092	3.04%

Total Interest Bearing Deposits	305,054	12,375	4.06%	243,343	8,280	3.40%	190,335	4,253	2.23%
Other borrowings(3)	32,089	1,468	4.57%	29,869	1,347	4.51%	16,017	542	3.38%

Total interest-bearing liabilities	337,143	13,843	4.11%	273,212	9,627	3.52%	206,352	4,795	2.32%

Non interest-bearing liabilities	42,655			49,143			47,967
Stockholders’ equity	35,600			31,499			25,250

Total liabilities and equity	$415,398			$353,854			$279,569

Net interest income		$14,987			$14,835			$11,970

Interest-rate spread(4)			3.36%			3.72%			4.08%

Net interest margin(5)			3.88%			4.39%			4.57%

Ratio of average interest-earning assets to average interest-bearing liabilities			.93			1.24			1.27

(1)	Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include non-performing loans.
(2)	Yields on securities available for sale are based on average amortized cost.
(3)	Other borrowings include Federal Home Loan Bank Advances, repurchase agreements with customers and First Community’s line of credit.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earnings assets and the weighted-average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2007 Compared to 2006 Increase (Decrease) Due to (dollars in thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$157	$3,634	$34	$3,825
Securities	199	97	32	328
Other interest-earning assets	360	(54)	(91)	215

Total increase in interest income	$716	3,677	(25)	4,368

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	227	208	17	452
Time deposits	1,009	2,262	373	3,644
Other borrowings	18	100	2	120

Total increase in interest expense	1,254	2,570	392	4,216

Net change in net interest income	$(538)	$1,107	$(417)	$152

	Year Ended December 31, 2006 Compared to 2005 Increase (Decrease) Due to (In thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$1,544	$5,490	$529	$7,563
Securities	183	(33)	(13)	137
Other interest-earning assets	66	(53)	(16)	(3)

Total increase (decrease) in interest income	1,793	5,404	500	7,697

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	647	191	106	944
Time deposits	1,393	1,168	522	3,083
Other borrowings	181	468	156	805

Total increase (decrease) in interest expense	2,221	1,827	784	4,832

Net change in net interest income	$(428)	$3,577	$(284)	$2,865

Comparison of the Years Ended December 31, 2007 and 2006

General. Our net earnings for the year ended December 31, 2007, decreased to $2.9 Million or $0.70 earnings per basic share and $0.67 earnings per diluted share, compared to $3.7 million or $0.91 earnings per basic share and $0.85 earnings per diluted share for the year ended December 31, 2006. Net earnings decreased due to a $935,000 increases in provision for loan losses and a $785,000 increase in non-interest expense, which was partially offset by an increase in non-interest income and a decrease in the income tax provision due to a higher percentage of nontaxable income.

Net Interest Income. Interest income increased to $28.8 million during the year ended December 31, 2007, from $24.5 million in 2006. Interest on loans for the year ended December 31, 2006 increased to $27.5 million from $23.7 million for the year ended December 31, 2006. The increase in interest on loans was primarily due to an increase in the average balance of loans during the year ended December 31, 2007, when compared the year ended December 31, 2006. This yield on the loan portfolio of 7.59% in 2007 was only slightly higher than the 7.54% yield in 2006 reflecting a very competitive market given the overall upward trend in market interest rates for a good part of the year. Interest on securities increased to $819,000 during the year ended December 31, 2007, from $592,000 for the year ended December 31, 2006. The increase in interest income on securities was due primarily to an improvement in the average yield to 4.65%, from 3.90% in 2006. In addition, the average balance of securities in 2007 increased to $17.6 million in 2007, from $15.2 million in 2006.

Interest expense on interest bearing deposit accounts increased to $12.4 million during the year ended December 31, 2007, compared to $8.3 million during the year ended December 31, 2006. The increase was due to an increase in the average balance of interest bearing deposits in 2007 combined with higher rates paid on deposits due to rising interest rate environment for most of the year.

Interest expense on other interest bearing liabilities increased to $1.5 million during the year ended December 31, 2007, compared to $1.3 million in 2006. The increase was primarily due to an increase in the average balance of such liability accounts combined with a slight increase in rates paid on borrowings.

Provision for loan losses. During 2007, we changed our over all approach in the determination of allowance for loan losses. A new methodology was created to be in compliance with guidance issued by the federal agencies in December 2006. This methodology incorporated the calculation of loans considered impaired under FAS 114 and allocations of performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on our experience as per FAS 5.

The provision for loan losses was $1,165,000 for the year ended December 31, 2007, compared to $230,000 for the year ended December 31, 2006. The increase in provision for loan losses reflected concerns over the declining real estate market values in Florida.

The allowance for loan losses was $4.5 million at December 31, 2007, which was up from $3.5 million at December 31, 2006 and is believed to be adequate. Future adjustments to the allowance for loan losses may be necessary if there is prolonged economic weakness in our markets. We believe that our conservative underwriting policies somewhat mitigates our exposure in the troubled Florida real estate market.

Non interest Income. Non interest income increased to $1.8 million in 2007 from $1.6 million for the year ended December 31, 2006. The increase is primarily due to a $131,000 increase in deposit fees combined with a $117,000 increase in income from bank owned life insurance.

Non interest Expense. Total non interest expense increased to $11.2 million for the year ended December 31, 2007, from $10.4 million for the comparable period ended December 31, 2006. the increase in expenses reflect the full year impact of opening the operations center and the Pasco County office in 2006 combined with the opening of two new banking offices in 2007 to position the company for growth.

Income Taxes. Income taxes for the year ended December 31, 2007, was $1.6 million or 35.1% compared to $2.1 million or 36.5% for the year ended December 31, 2006. The decline in the effective tax rate reflects increased tax exempt income from the municipal securities and from bank owned life insurance.

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

Net Interest Income. Interest income increased to $24.5 million during the year ended December 31, 2006, from $16.8 million in 2005. Interest on loans for the year ended December 31, 2006 increased to $23.7 million from $16.1 million for the year ended December 31, 2005. The increase in interest on loans was primarily due to an increase in the average balance of loans during the year ended December 31, 2006, when compared the year ended December 31, 2005. This increase was partially offset by a decrease in the average yield earned for the year ended December 31, 2006 when compared to 2005. Interest on securities increased to $592,000 during the year ended December 31, 2006, from $455,000 for the year ended December 31, 2005. The increase in interest income on securities was due to an increase in the average balance of securities in 2006 when compared to 2005 partially offset by a decrease in the average yield earned in 2006 when compared to 2005.

Interest expense on interest bearing deposit accounts increased to $8.3 million during the year ended December 31, 2006, compared to $4.3 million during the year ended December 31, 2005. The increase was due to an increase in the average balance of interest bearing deposits in 2006, combined with higher rates paid on deposits due to rising interest rate environment.

Interest expense on other interest bearing liabilities increased to $1.4 million during the year ended December 31, 2006, compared to $0.5 million in 2005. The increase was primarily due to an increase in the average balance of such liability accounts, combined with increasing rates paid on borrowings.

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

The provision for loan losses was $230,000 for the year ended December 31, 2006 compared to $795,000 for the year ended December 31, 2005. Provision for loan losses was reduced based on our planned exit strategies for various classified assets and to more accurately match the reserve to historically low loan loss trends. In 2006 we began the year with classified assets of $2.6 million or .94% of net loans and reduced the level to $1.3 million or .36% of net loans as of December 31, 2006. During the year as the exit strategy for problem loans was met, management was encouraged to reduce the loan loss provision.

The allowance for loan losses was $3.5 million at December 31, 2006, which was believed to be adequate. Future adjustments to the allowance for loan losses may be necessary if unforeseen economic weakness is caused by rising interest rates thus stressing the already slow residential real estate market.

Non interest Income. Non interest income increased to $1.6 million in 2006, from $1.2 million for the year ended December 31, 2005. The increase is primarily due to increases in deposit fees, other service charges and gains recognized on the sale of loans held for sale. Non-interest income included an immediate a $225,000 gain on the sale of two banking offices in a sale-leaseback transaction. In addition, $107,000 in deferred gain amortization was recognized in 2006.

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

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31, 2007 and 2006, are as follows. All per share amounts reflect the 5% stock dividends paid in March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006 (in thousands, except share amounts):

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,308	$7,337	$7,258	$6,927
Interest expense	3,595	3,586	3,477	3,185

Net interest income	3,713	3,751	3,781	3,742
Provision for loan losses	676	176	176	137

Net interest income after provision for loan losses	3,037	3,575	3,605	3,605
Noninterest income	619	446	408	341
Noninterest expense	2,878	2,758	2,818	2,765

Earnings before income taxes	778	1,263	1,195	1,181
Income taxes	257	429	435	431

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net earnings	$521	$834	$760	$750

Basic earnings per share	$.13	$.20	$.19	$.18
Diluted earnings per share	.13	.19	.18	.17

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,768	$6,437	$5,933	$5,324
Interest expense	2,915	2,613	2,240	1,859

Net interest income	3,853	3,824	3,693	3,465
Provision for loan losses	170	—	—	60

Net interest income after provision for loan losses	3,683	3,824	3,693	3,405
Noninterest income	404	335	545	299
Noninterest expense	2,812	2,720	2,535	2,367

Earnings before income taxes	1,275	1,439	1,703	1,337
Income taxes	454	526	632	490

Net earnings	$821	$913	$1,071	$847

Basic earnings per share	.20	.23	.27	.21
Diluted earnings per share	.19	.21	.25	.20

Item 7A.	Market Risk

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds, while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. The largest portion of our assets are invested in commercial, consumer and real estate loans.

The asset/liability mix is monitored on a quarterly basis and a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on our earnings.

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

At December 31, 2007, we had $219.8 million in interest sensitive assets, compared to $228.7 million in interest sensitive liabilities that will mature or re-price within a year.

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

The following is a combined maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2007.

	0-90 Days	91-365 Days	Over 1 Year to 5 Years	Over 5 Years to Ten Years	Over Ten Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities*	$819	$2,140	$2,968	$4,869	$6,269	$17,065
Loans	131,699	81,416	150,005	19,213	4,697	387,030
Other	3,690	—	—	—	—	3,690
Total rate-sensitive assets	$136,208	$83,556	$152,973	$24,082	$10,966	$407,785

Total rate sensitive liabilities	$102,510	$126,151	$74,343	$58,675	$—	$361,679

Interest sensitivity gap:
Sensitive assets less rate sensitive liabilities	$33,698	$(42,595)	$78,630	$(34,593)	$10,966	$46,106

Cumulative Gap	$33,698	$(8,897)	$69,733	$35,140	$46,106

*	Investments and Federal Home Loan Bank Advances are scheduled through call dates.

Market Risk Management

Our market risk is the risk of loss that may result from changes in market prices and rates. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. The measurement of market risk associated with financial instruments is meaningful only when related offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while our Asset and Liability Committee (“ALCO”) relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Our ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) that limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Because gap analysis may not adequately address the interest rate risk, we also use simulation models to analyze net income sensitivity to movements in interest rates.

Economic Value of Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using the Office of Thrift Supervision model. This model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

At December 31, 2007, our economic value of equity exposure related to those hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shock at December 31, 2007.

Interest Rate Scenario	Economic Value	Percentage Change From Base	Percentage of Total Assets	Percentage of Equity Book Value
	(Dollars in thousands)
Up 200 basis points	$40,455	1.63%	1.73%	109.43%
BASE	39,808	—	—	107.68%
Down 200 basis points	37,188	(6.58)%	(.62)%	100.60%

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

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2007, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates.

This analysis calculates the difference between net income forecasted using a rising and a falling interest rate scenario and net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationship for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately in proportion to a change in market rates as specified in the underlying contractual agreements. Accordingly, the simulation model uses indexes to estimate these prepayments and reinvest the proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over 12 months by 200 basis points. At December 31, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines.

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change From Base
	(In thousands)
Up 200 basis points	$17,301	1.93%
BASE	16,974	—
Down 200 basis points	16,432	(3.19)%

Item 8.	Financial Statements

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have audited the accompanying consolidated balance sheets of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 24, 2008

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Cash and due from banks	$8,412	2,219
Interest-bearing deposits with banks	688	9,308

Cash and cash equivalents	9,100	11,527
Other interest-bearing deposits with banks	498	431
Securities available for sale	6,847	4,188
Securities held to maturity (market value of $10,178 and $11,039)	10,330	11,151
Loans, net of allowance for loan losses of $4,479 in 2007 and $3,499 in 2006	382,551	346,788
Federal Home Loan Bank stock, at cost	2,504	2,553
Premises and equipment, net	11,486	7,094
Foreclosed real estate	538	368
Accrued interest receivable	1,855	1,720
Deferred income taxes	2,294	1,673
Bank owned life insurance	7,597	2,395
Other assets	881	1,011

	$436,481	390,899

Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	31,454	38,884
Savings, NOW and money-market deposits	115,938	103,020
Time deposits	187,228	157,806

Total deposits	334,620	299,710
Federal Home Loan Bank advances	40,000	42,500
Federal funds purchased	8,900	—
Other borrowings	9,613	6,289
Accrued expenses and other liabilities	6,380	8,718

Total liabilities	399,513	357,217

Commitments (Notes 4, 14 and 18)
Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,082,002 and 3,840,687 shares issued and outstanding in 2007 and 2006	204	192
Additional paid-in capital	30,216	25,642
Retained earnings	6,478	7,852
Accumulated other comprehensive income (loss)	70	(4)

Total stockholders' equity	36,968	33,682

	$436,481	390,899

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Interest income:
Loans	$27,481	23,656	16,093
Securities	819	592	455
Other interest earning assets	530	214	217

Total interest income	28,830	24,462	16,765

Interest expense:
Deposits	12,375	8,280	4,253
Other borrowings	1,468	1,347	542

Total interest expense	13,843	9,627	4,795

Net interest income	14,987	14,835	11,970
Provision for loan losses	1,165	230	795

Net interest income after provision for loan losses	13,822	14,605	11,175

Noninterest income:
Service charges on deposit accounts	834	703	521
Other service charges and fees	239	242	127
Income from bank owned life insurance	202	85	86
Gain on sale of loans held for sale	147	237	140
Other	392	316	291

Total noninterest income	1,814	1,583	1,165

Noninterest expenses:
Employee compensation and benefits	7,069	6,897	4,976
Occupancy and equipment	1,466	1,214	852
Data processing	950	883	749
Professional fees	276	155	197
Office supplies	224	305	203
Insurance	248	186	165
Advertising	37	38	31
Other	949	756	632

Total noninterest expenses	11,219	10,434	7,805

Earnings before income taxes	4,417	5,754	4,535
Income taxes	1,552	2,102	1,672

Net earnings	$2,865	3,652	2,863

Earnings per share:
Basic earnings per share	$.70	.91	.82

Diluted earnings per share	$.67	.85	.74

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share amounts)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	2,115,497	$169	19,374	4,136	(61)	23,618
Comprehensive income:
Net earnings	—	—	—	2,863	—	2,863
Net change in unrealized loss on securities available for sale, net of taxes of $3	—	—	—	—	(5)	(5)

Comprehensive income						2,858

Exercise of stock options	288,750	23	2,643	—	—	2,666
Tax benefit from stock options exercised	—	—	298	—	—	298
Repurchase of common stock	(11,500)	(1)	(287)	—	—	(288)
5% stock dividend, fractional shares paid-in cash	105,641	9	2,785	(2,798)	—	(4)
Three-for-two stock split, fractional shares paid-in cash	1,249,194	(13)	13	(1)	—	(1)

Balance at December 31, 2005	3,747,582	187	24,826	4,200	(66)	29,147

Comprehensive income:
Net earnings	—	—	—	3,652	—	3,652
Net change in unrealized loss on securities available for sale, net of taxes of $37	—	—	—	—	62	62

Comprehensive income						3,714

Exercise of stock options	93,158	5	606	—	—	611
Tax benefit from stock options exercised	—	—	188	—	—	188
Share-based compensation	—	—	22	—	—	22
Three-for-two stock split, fractional shares paid-in cash	(53)	—	—	—	—	—

Balance at December 31, 2006	3,840,687	$192	25,642	7,852	(4)	33,682

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share amounts)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	3,840,687	$192	25,642	7,852	(4)	33,682

Comprehensive income:
Net earnings	—	—	—	2,865	—	2,865
Net change in unrealized loss on securities available for sale, net of taxes of $44	—	—	—	—	74	74

Comprehensive income						2,939

Exercise of stock options before 5% stock dividend	22,811	1	146	—	—	147
5% stock dividend, net of fractional shares paid-in cash	193,047	10	4,227	(4,239)	—	(2)
Exercise of stock options after 5% stock dividend	25,457	1	144	—	—	145
Share based compensation expense	—	—	57	—	—	57

Balance at December 31, 2007	4,082,002	$204	30,216	6,478	70	36,968

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$2,865	3,652	2,863
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,165	230	795
Depreciation and amortization	520	462	311
Net amortization of deferred loan fees and costs	(310)	99	30
Net amortization of premium, discounts on securities	(28)	—	—
Income from bank owned life insurance	(202)	(85)	(86)
(Gain) loss on sale of foreclosed real estate	—	—	(1)
Origination of loans held for sale	(15,252)	(15,088)	(11,339)
Proceeds from sale of loans held for sale	15,432	16,250	10,256
Gain on sale of loans held for sale	(147)	(237)	(140)
Increase in accrued interest receivable	(135)	(475)	(434)
Decrease (increase) in other assets	130	(137)	(189)
Deferred income tax benefit	(621)	(202)	(622)
Decrease (increase) in accrued expenses and other liabilities	(2,382)	1,412	2,923
Tax benefit from options exercised	—	—	298
Share-based compensation	57	22	—

Net cash provided by operating activities	1,092	5,903	4,665

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(67)	96	188
Purchase of securities available for sale	(5,807)	(2,487)	(487)
Principal payments on securities available for sale	281	316	593
Proceeds from calls and maturities of securities available for sale	3,000	7,000	4,000
Principal payments on securities held to maturity	334	385	377
Purchase of securities held to maturity	(1,000)	(7,138)	(12,422)
Proceeds from calls and maturities of securities held to maturity	1,500	880	8,542
Net increase in loans	(36,821)	(75,876)	(66,347)
(Purchase) sale of premises and equipment, net	(4,912)	1,234	(3,860)
Proceeds from sale of foreclosed real estate	—	—	50
Redemption (purchase) of Federal Home Loan Bank stock	49	(1,444)	(211)
Purchase of bank-owned life insurance	(5,000)	—	—

Net cash used in investing activities	(48,443)	(77,034)	(69,577)

Cash flows from financing activities:
Increase in deposits	34,910	27,081	71,911
Proceeds from Federal Home Loan Bank advances	54,200	59,700	33,800
Repayments of Federal Home Loan Bank advances	(56,700)	(29,200)	(33,800)
Net increase in other borrowings	3,324	2,580	2,587
Proceeds from federal funds purchased	8,900	—	—
Proceeds from exercise of stock options and warrants	292	611	2,666
Repurchase of common stock	—	—	(288)
Fractional shares of stock dividend paid in cash	(2)	—	(4)
Tax benefit from options exercised	—	188	—

Net cash provided by financing activities	44,924	60,960	76,872

Net (decrease) increase in cash and cash equivalents	(2,427)	(10,171)	11,960
Cash and cash equivalents at beginning of year	11,527	21,698	9,738

Cash and cash equivalents at end of year	$9,100	11,527	21,698

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,803	9,199	4,741

Income taxes	$1,709	2,193	2,041

Noncash transactions:
Transfer from loans to foreclosed real estate	$329	368	—

Accumulated other comprehensive income, net change in unrealized loss on securities available for sale, net of income taxes	$74	62	(5)

Fractional shares of stock split accrued	$—	—	(1)

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2007 and 2006 and For Each of the Three Years

in the Period Ended December 31, 2007

(1)	Description of Business and Summary of Significant Accounting Policies

Organization. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County, one banking office in Pasco County and three banking offices located in Charlotte County, Florida. FCLS provides tax deferred 1031 exchange services for eligible transactions. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated financial statements.

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

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirements at December 31, 2007 and 2006 was approximately $200,000 and $702,000, respectively.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in accumulated other comprehensive income. Gains and losses on the sale of available-for-sale securities are reported on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. The Company had approximately $428,000 and $461,000 of loans held for sale at December 31, 2007 and 2006, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.

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

The allowance for loan losses is divided into two groups: (1) impaired loans, (2) all other loans. For impaired loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any losses. Impaired loans are identified by the Loan Officer, Loan Review, Loan Committee or by the Examiners. All other loans are multiplied by an historical loss factor adjusted for economic factors, concentration of credit and portfolio composition changes.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and land, development and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. Prior to January 1, 2006, the Company’s employees and directors stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Federal Funds Purchased. The carrying amount of federal funds purchased approximates fair value.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the Company with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of a Company’s first fiscal year beginning after November 15, 2007. Management has evaluated the impact of SFAS 159 and it did not have a material effect on the Company’s consolidated financial condition or results of operations.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Description of Business and Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements, Continued. In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 was effective for the fiscal years ended after November 15, 2006. The adoption of SAB 108 had no effect on the Company’s results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

Reclassifications. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2007:
U.S. government agency securities	$4,197	76	—	4,273
Mortgage-backed securities	2,539	36	(1)	2,574

	$6,736	112	(1)	6,847

At December 31, 2006:
U.S. Treasury securities	499	—	(1)	498
U.S. government agency securities	2,992	1	—	2,993
Mortgage-backed securities	704	—	(7)	697

	$4,195	1	(8)	4,188

Held to Maturity:
At December 31, 2007:
U.S. government agency securities	2,156	11	—	2,167
Mortgage-backed securities	1,156	—	(6)	1,150
Municipal securities	7,018	—	(157)	6,861

	$10,330	11	(163)	10,178

At December 31, 2006:
U.S. government agency securities	2,646	—	(6)	2,640
Mortgage-backed securities	1,487	—	(35)	1,452
Municipal securities	7,018	—	(71)	6,947

	$11,151	—	(112)	11,039

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities, Continued

The scheduled maturities of securities at December 31, 2007 were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Less than one year	$500	500	1,159	1,161
One to five years	1,196	1,216	497	500
Five to ten years	2,500	2,557	1,249	1,211
After ten years	—	—	6,269	6,156
Mortgage-backed securities	2,539	2,574	1,156	1,150

	$6,735	6,847	10,330	10,178

There were no sales of securities in 2007, 2006 or 2005.

Securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. treasury securities	$—	—	—	—
Mortgage-backed securities	—	—	(1)	319

Total securities available for sale	$—	—	(1)	319

Securities held to maturity:
U.S. government agency securities	—	—	—	—
Mortgage-backed securities	—	—	(7)	1,150
Municipal securities	—	—	(156)	6,861

Total securities held to maturity	$—	—	(163)	8,011

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

The unrealized losses on twenty-four investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of December 31, 2007 and 2006, securities with a carrying value of $13,574,000 and $9,603,000, respectively, were pledged for repurchase agreements with customers and for various purposes required or permitted by law.

(3)	Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2007	2006
Residential mortgage loans	$113,887	101,800
Commercial real estate loans	123,206	105,557
Land loans	23,344	25,660
Developed lot loans	23,495	22,053
Construction loans	24,798	22,214
Commercial loans	22,343	21,572
Installment loans	56,496	51,784

Total loans	387,569	350,640
Deduct:
Allowance for loan losses	(4,479)	(3,499)
Net deferred loan fees	(539)	(353)

Loans, net	$382,551	346,788

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$3,499	3,416	2,640
Provision for loan losses	1,165	230	795
(Charge-offs) net of recoveries	(185)	(147)	(19)

Balance at end of year	$4,479	3,499	3,416

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The following summarizes the amount of collateral dependent impaired loans (in thousands):

Year Ended December 31, 2007
Gross loans with no related allowance for loan losses	$4,357
Gross loans with related allowance for loan losses	2,106
Total related allowance for loan losses	(306)

Net investment in impaired loans	$6,157

Year Ended December 31, 2007
Average net investment in impaired loans	$2,855

Interest income recognized on impaired loans	$210

Interest income received on impaired loans	$210

There were no impaired loans at December 31, 2006.

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2007	2006
Nonaccrual loans	$2,364	150
Past due ninety days or more, still accruing	—	—

	$2,364	150

Credit Risk and Credit Losses. A credit risk concentration results when the Bank has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Most of the Company’s lending activity is with borrowers located within Charlotte, Pinellas, Pasco and Hillsborough Counties, Florida. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in those counties.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

At December 31, 2007, the construction loans included $12.5 million to individuals. The remaining construction loans included $8.3 million in commercial properties and $4.0 million in residential builder lines. The Bank believes that it has no significant exposure to any individual builder.

A majority of the Bank’s loan activity is with customers located in our four markets, St. Petersburg/Clearwater, Tampa, Dade City and Port Charlotte/Punta Gorda. The customer base is comprised of individuals, professionals and small to middle market sized companies. Loans are underwritten primarily on the borrower’s ability to repay the loan through personal cash flow, cash flow generated from the business, income producing real estate or the specific sale of an asset. Collateral and the amount to be obtained are determined through an analysis of the specific transaction and the source of repayment and related risk assessment. Collateral types are accounts receivable, inventory, equipment, commercial and residential real estate. The real estate utilized in commercial transactions is predominantly owner occupied industrial or income producing properties such as apartments, office, warehouse and some retail. The Bank’s exposure in commercial real estate is over 65% owner occupied and the source of repayment is cash flow from the Company’s operations. The remaining 35% of commercial real estate is income producing properties dependent on tenants. The Bank’s residential mortgage loans are comprised of 1-4 family homes and condominiums, 84% of which are primary residences and 16% are for investment.

The Bank has no major concentration in acquisition and development or builder lines. The Bank currently has two acquisition and development loans with 35 lots totaling $1.7million, two primary builder relationships totaling $3.2 million. The builders are located in the St. Petersburg/Clearwater area and the inventory is six speculative lots and fourteen model homes/townhouse units and the source of repayment is sale of the asset. The Banks raw land (commercial and residential) and developed commercial land loans totals $23.3 million to eighty-seven borrowers a majority of which was underwritten based on the cash flow of the borrower or guarantors to support the loan. The Bank has $23.5 million in developed residential lots to 139 borrowers mostly underwritten with the borrower’s personal cash flow as the primary source of repayment. Within this number are several small builders who maintain minimal lot inventory. The bank has minimal exposure in speculative single family homes as most loans are underwritten based on the borrowers ability to cash flow the loan in the event it must be termed out on a permanent basis.

The Bank also has over $15 million in manufactured housing loans in numerous parks through out the four market areas. These loans would be in rental parks, cooperative owned parks and subdivision parks. The Bank perfects its interest in the title and the cooperative share or real estate if applicable.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Premises and Equipment, Net

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2007	2006
Land	$5,323	2,289
Buildings	4,875	3,634
Furniture, fixtures and equipment	2,764	2,313
Leasehold improvements	546	349

Total, at cost	13,508	8,585

Less accumulated depreciation and amortization	(2,022)	(1,491)

	$11,486	7,094

The Company leases four branch offices, an operations center and a loan production office. The leases have initial terms ranging from two to ten years. Three of the leases contain escalation clauses and renewal options.

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

Rent expense under the operating leases, net of related deferred gain amortization, was approximately $412,000, $278,000 and $128,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rental commitments at December 31, 2007 under these operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2008	$625
2009	586
2010	502
2011	474
2012	440
Thereafter	1,531

Total	$4,158

During 2007, the Company opened two new banking offices in Charlotte County, Florida. The Veterans Boulevard office is a two-story, 7,400 square foot building and the Punta Gorda office is a renovated 1,509 square foot former commercial building. There is no more than $30,000 in remaining payments on the completion of the Punta Gorda office.

(5)	Deposits

The aggregate amount of time deposits of $100,000 or more was $74.2 million and $93.2 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount
2008	$161,329
2009	18,121
2010	5,233
2011	244
2012	2,301

Total	$187,228

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Federal Home Loan Bank Advances

A summary of the Company’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity follows ($ in thousands):

	Interest Rate		At December 31,
Maturing in Year Ending December 31,			2007	2006
2007	5.50		$—	17,500
2007	5.36		—	7,000
2007	3.34		—	2,000
2008	4.64		8,000	—
2008	4.45		3,000	3,000
2008	4.14		2,000	2,000
2009	3.71		1,000	1,000
2010	3.75	(1)	5,000	—
2011	5.40		5,000	5,000
2012	4.06	(2)	5,000	—
2016	4.62	(3)	5,000	5,000
2017	2.92	(4)	6,000	—

			$40,000	42,500

(1)	FHLB has a call option in December 2009
(2)	FHLB has a call option in September 2008
(3)	FHLB has a call option in October 2009
(4)	FHLB has a call option in December 2008

The Company has entered into a collateral agreement with the FHLB. These advances are collateralized by all of the Company’s FHLB stock and a blanket floating lien on all qualified 1-4 family mortgage loans.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2007 and 2006, the outstanding balance of such borrowings totaled $9,613,000 and $6,289,000, respectively and the Company pledged securities with a carrying value of $13,574,000 and $9,105,000, respectively as collateral for these agreements.

(8)	Income Taxes

Income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$1,844	1,963	1,958
State	329	341	336

Total current	2,173	2,304	2,294

Deferred:
Federal	(530)	(173)	(531)
State	(91)	(29)	(91)

Total deferred benefit	(621)	(202)	(622)

Total income taxes	$1,552	2,102	1,672

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes, Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2007		2006		2005
	Amount	% of Earnings	Amount	% of Earnings	Amount	% of Earnings
Income taxes at statutory rate	$1,502	34.0%	$1,956	34.0%	$1,542	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal benefit	157	3.6	206	3.6	162	3.6
Tax exempt interest	(96)	(2.2)	(38)	(.7)	—	—
Other	(11)	(.3)	(22)	(.4)	(32)	(.7)

Income taxes	$1,552	35.1%	$2,102	36.5%	$1,672	36.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,598	1,231
Deferred loan fees	407	376
Deferred compensation	421	339
Premises and equipment	16	—
Other	59	10

Total deferred tax assets	2,501	1,956

Deferred tax liabilities:
Deferred loan costs	(207)	(244)
Premises and equipment	—	(39)

Total deferred tax liabilities	(207)	(283)

Net deferred tax asset	$2,294	1,673

(9)	Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company contributed $162,000, $118,000 and $88,000 to the plan during the years ended December 31, 2007, 2006 and 2005, respectively.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Salary Continuation Agreement

During the year ended December 31, 2005, the Company entered into a Salary Continuation Agreement (the “Agreement”) with the President and Chief Executive Officer of the Company which requires the Company to provide salary continuation benefits to him upon retirement. The Agreement requires the Company to pay monthly benefits following normal retirement age. The Agreement also provides for salary continuation in the event of a change in control of the Company and for early voluntary termination. The Company is accruing the present value of the future benefits over the term of the Agreement. The Company expensed $152,000, $148,000 and $83,000 under the Agreement in 2007, 2006 and 2005, respectively.

(11)	Stockholders’ Equity

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2007:
Total Capital to Risk-Weighted Assets	$37,684	11.23%	$26,849	8.00%	$33,561	10.00%
Tier I Capital to Risk-Weighted Assets	33,625	10.02	13,424	4.00	20,136	6.00
Tier I Capital (to Total Assets)	33,625	7.71	17,449	4.00	21,811	5.00

As of December 31, 2006:
Total Capital to Risk-Weighted Assets	34,135	11.19	24,410	8.00	30,513	10.00
Tier I Capital to Risk-Weighted Assets	30,636	10.04	12,206	4.00	18,307	6.00
Tier I Capital (to Total Assets)	30,636	7.85	15,616	4.00	19,519	5.00

(13)	Related Parties

The aggregate amount of loans owed to the Company by its officers and directors at December 31, 2007 and 2006 was $623,000 and $618,000, respectively. During 2007, total principal additions were $160,000 and total principal payments were $155,000.

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company may hold collateral supporting these commitments, and at December 31, 2007 such collateral amounted to $14,614,000.

A summary of the notional amounts of the Company’s financial instruments, with off-balance sheet risk at December 31, 2007, follows (in thousands):

Contract Amount
Commitments to extend credit	$12,334

Unused lines of credit	$39,882

Standby letters of credit	$2,812

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2007		At December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,100	9,100	11,527	11,527
Other interest-bearing deposits with banks	498	498	431	431
Securities	17,177	17,025	15,339	15,227
Loans	382,551	382,407	346,788	343,581
Federal Home Loan Bank stock	2,504	2,504	2,533	2,533
Accrued interest receivable	1,855	1,855	1,720	1,720

Financial liabilities:
Deposits	334,620	335,166	299,710	295,411
Federal Home Loan Bank advances	40,000	39,877	42,500	42,484
Federal funds purchased	8,900	8,900	—	—
Other borrowings	9,613	9,613	6,289	6,289
Off-Balance Sheet Financial Instruments	—	—	—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Share-Based Compensation

The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At December 31, 2007, no options remain available for grant under the directors’ plan and 39,253 options remain available for grant under the employees’ plan. The third plan has 236,250 (amended) options available to either employees or directors and 15,750 remain available for grant as of December 31, 2007. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to ten years. All options and share prices have been adjusted to reflect the 5% stock dividend paid in March 2005, the three-for-two stock split declared in December 2005 and the 5% stock dividend declared in January 2007 and paid in February 2007:

	Number of Shares	Weighted Average Per Share Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	781,981	$9.63
Options granted	32,550	19.51
Options exercised	(97,816)	6.25
Options forfeited	(1,574)	16.31

Options outstanding at December 31, 2006	715,141	10.28
Options granted	22,350	17.78
Options exercised	(49,409)	5.92
Options forfeited	(2,361)	16.31

Options outstanding at December 31, 2007	685,721	$10.71	3.7 years	$2,065

Options exercisable at December 31, 2007	648,311	$10.34	4.0 years	$2,007

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005. All per share information has been restated to reflect the 5% stock dividend paid in March, 2005, the three-for-two stock split declared in December, 2005 and the 5% stock dividend declared in January, 2007 and paid in February, 2007 (in thousands, except per share amounts).

Year Ended December 31,
2005
Net earnings, as reported	$2,863
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(133)

Proforma net earnings	$2,730

Earnings per share:
Basic, as reported	$.82

Basic, proforma	$.78

Diluted, as reported	$.74

Diluted, proforma	$.71

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $645,000 and $1,064,000, respectively, and the tax benefit relating to the stock options exercised was $0 and $188,000, respectively. At December 31, 2007, there was $109,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of thirty-three months. The total fair value of shares vesting and recognized as compensation expense was $57,000 and $22,000 for the years ended December 31, 2007 and 2006, respectively.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Share-Based Compensation, Continued

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.28%	4.94%	3.79%
Expected dividend yield	—	—	—
Expected volatility	4.00%	8.00%	9.27%
Expected life in years	6	6	3
Per share grant-date fair value of options issued during the year	$3.28	4.79	3.82

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

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend paid in March, 2005, the three-for-two stock split declared in December 2005 and the 5% stock dividend declared in January 2007 and paid in February 2007. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31, 2007:
Basic EPS:
Net earnings available to common stockholders	$2,865	4,073,207	$.70

Effect of dilutive securities-
Incremental shares from assumed conversion of options		214,236

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,865	4,287,443	$.67

Year Ended December 31, 2006:
Basic EPS:
Net earnings available to common stockholders	3,652	4,002,822	$.91
Effect of dilutive securities-
Incremental shares from assumed conversion of options		291,019

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$3,652	4,293,841	$.85

Year Ended December 31, 2005:
Basic EPS:
Net earnings available to common stockholders	2,863	3,511,292	$.82
Effect of dilutive securities-
Incremental shares from assumed conversion of options		358,368

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,863	3,869,660	$.74

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Earnings Per Share, Continued

At December 31, 2007 and 2006, the following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Options	Exercise Price	Expire

2007
Options	220,500	$16.31	2011
	12,602	16.31	2011
	788	16.80	2011
	6,300	19.23	2012-2016
	5,250	19.52	2012-2016
	10,500	20.00	2012-2016
	10,500	19.19	2016
	10,500	18.71	2017
	6,850	18.57	2017
2006
Options	6,300	19.23	2016
	5,250	19.52	2016
	10,500	20.00	2016
	10,500	19.19	2016

(18)	Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Bank’s financial statements.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2007	2006
Assets
Cash	$2,314	2,114
Investment in subsidiaries	34,158	31,094
Other assets	555	511

Total assets	$37,027	33,719

Liabilities and Stockholders’ Equity
Liabilities	59	37
Stockholders’ equity	36,968	33,682

Total liabilities and stockholders’ equity	$37,027	33,719

Condensed Statements of Earnings

	Year Ended December 31,
	2007	2006	2005
Revenues	$76	145	79
Expenses	(144)	(174)	(84)

Loss before earnings of subsidiaries	(68)	(29)	(5)
Earnings of subsidiaries	2,933	3,681	2,868

Net earnings	$2,865	3,652	2,863

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$2,865	3,652	2,863
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,933)	(3,681)	(2,868)
Increase in other assets	(44)	(205)	(529)
Increase in liabilities	22	28	2
Tax benefit from options exercised	—	—	298

Net cash used in operating activities	(90)	(206)	(234)

Cash flows used in investing activity-
Investment in subsidiaries	—	(3,526)	(1,652)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	292	611	2,666
Repurchase of common stock	—	—	(288)
Fractional shares of stock dividend paid in cash	(2)	—	(4)
Tax benefit from options exercised	—	188	—

Net cash provided by financing activities	290	799	2,374

Net (decrease) increase in cash	200	(2,933)	488
Cash at beginning of year	2,114	5,047	4,559

Cash at end of year	$2,314	2,114	5,047

Supplemental disclosure of cash flow information-
Noncash transactions:
Net change in unrealized gain (loss) on securities available for sale of the Bank	$74	62	(5)

Share-based compensation of the Bank	$57	22	—

Fractional shares of stock split accrued	$—	—	(1)

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Neither First Community nor its subsidiaries has had any disagreements with its accountants.

Item 9a.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

First Community maintains controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, First Community’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

We have made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Community have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information required by this Item appears in First Community’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference. We have adopted a Code of Ethics that applies to our executive officers, a copy of which has been filed with our report on Form 10-K for the year ended December 31, 2005 as Exhibit 14. Persons who would like a copy of such Code of Ethics may receive one without charge upon request made to Kay M. McAleer, Vice President/Corporate Secretary, First Community Bank Corporation of America, 9001 Belcher Road, Pinellas Park, Florida 33782.

Item 11.	Executive Compensation.

Information required by this Item appears in First Community’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Executive Compensation”, Compensation Discussion and Analysis” and “Compensation Committee Report”, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item appears in First Community’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

Information required by this Item appears in First Community’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item appears in First Community’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Audit Fees” and “All Other Fees” and is hereby incorporated by reference.

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report at pages F-1 through F-35.

Consolidated Financial Statements of First Community Bank Corporation of America, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2007 and 2006;

3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Statements of Cash Flows for years ended December 31, 2007, 2006 and 2005.

4.	Notes to Consolidated Financial Statements

Exhibits.

The following exhibits are filed with or incorporated by reference into this report. Certain of the exhibits were previously filed as a part of First Community’s Registration Statement on Form SB-2, Form 10-K, Form 10K-SB, Form 10-Q and Form 10-QSB as indicated and are hereby incorporated by reference.

Exhibit No.	Description of Exhibit
*3.1	Amended and Restated Articles of Incorporation

*3.2	Bylaws

***3.3	Amendment to Amended and Restated Articles of Incorporation

*4.1	Specimen Common Stock Certificate

*4.3	Warrant Certificate

**10.1	Employment Agreement of Kenneth P. Cherven

*10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*10.3	Long-Term Incentive Plan

****10.4	Deferred Compensation Plan

****10.5	2005 Stock Option Plan

***14.	Code of Ethics

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Exhibits marked with an asterisk were submitted with First Community’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the First Community’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with a triple asterisk were submitted with the First Community’s filing of its Form 10-K on March 15, 2006.
****	Exhibits marked with a quadruple asterisk were submitted with the First Community’s filing of its Form 10-K on March 8, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/s/ Kenneth P. Cherven
Kenneth P. Cherven, Chief Executive Officer and President

Date:	March 24, 2008

By:	/s/ Stan B. McClelland
Stan B. McClelland., Chief Financial Officer

Date:	March 24, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad Bishop	March 24, 2008
Brad Bishop, Director

/s/ Kenneth P. Cherven	March 24, 2008
Kenneth P. Cherven, Director, Chief Executive Officer and President

/s/ Kenneth Delarbre	March 24, 2008
Kenneth Delarbre, Director

/s/ Kenneth F. Faliero	March 24, 2008
Kenneth F. Faliero, Director

/s/ Edwin C. Hussemann	March 24, 2008
Edwin C. Hussemann, Director

/s/ James Macaluso	March 24, 2008
James Macaluso, Director

/s/ David K. Meehan	March 24, 2008
David K. Meehan, Director

/s/ Robert G. Menke	March 24, 2008
Robert G. Menke, Director

/s/ Robert M. Menke	March 24, 2008
Robert M. Menke, Director