Form 10-Q
period 2008-03-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2008-05-08
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,111,121 shares
(class)	Outstanding at May 1, 2008

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$7,261	8,412
Interest-bearing deposits with banks	15,485	688
Federal funds sold	2,179	—

Cash and cash equivalents	24,925	9,100

Other interest-bearing deposits with banks	300	498
Securities available for sale	18,645	6,847
Securities held to maturity (market value of $8,989 and $10,178)	9,093	10,330
Loans, net of allowance for loan losses of $4,201 in 2008 and $4,479 in 2007	385,305	382,551
Federal Home Loan Bank stock, at cost	2,901	2,504
Premises and equipment, net	11,807	11,486
Foreclosed real estate	538	538
Accrued interest receivable	1,759	1,855
Deferred income taxes	2,294	2,294
Bank owned life insurance	7,679	7,597
Other assets	1,857	881

	$467,103	436,481

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	35,653	31,454
Savings, NOW and money-market deposits	125,659	115,938
Time deposits	201,249	187,228

Total deposits	362,561	334,620
Federal Home Loan Bank advances	47,000	40,000
Federal funds purchased	—	8,900
Other borrowings	12,883	9,613
Accrued expenses and other liabilities	7,099	6,380

Total liabilities	429,543	399,513

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,111,121 and 4,082,002 shares issued and outstanding in 2008 and 2007	205	204
Additional paid-in capital	30,331	30,216
Retained earnings	7,027	6,478
Accumulated other comprehensive (loss) income	(3)	70

Total stockholders’ equity	37,560	36,968

	$467,103	436,481

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans	$6,691	6,629
Securities	247	192
Other interest earning assets	100	106

Total interest income	7,038	6,927

Interest expense:
Deposits	2,745	2,851
Other borrowings	503	334

Total interest expense	3,248	3,185

Net interest income	3,790	3,742
Provision for loan losses	180	137

Net interest income after provision for loan losses	3,610	3,605

Noninterest income:
Service charges on deposit accounts	224	188
Other service charges and fees	37	53
Income from bank owned life insurance	82	21
Gain on sale of loans held for sale	25	32
Other	26	47

Total noninterest income	394	341

Noninterest expenses:
Employee compensation and benefits	1,906	1,808
Occupancy and equipment	417	360
Data processing	275	239
Professional fees	85	46
Office supplies	57	66
Insurance	208	45
Other	254	201

Total noninterest expenses	3,202	2,765

Earnings before income taxes	802	1,181
Income taxes	253	431

Net earnings	$549	750

Earnings per share:
Basic earnings per share	$.13	.18

Diluted earnings per share	$.13	.17

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2008 and 2007

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2006	3,840,687	$192	25,642	7,852	(4)	33,682

Comprehensive income:
Net earnings (unaudited)	—	—	—	750	—	750
Net change in unrealized loss on securities available for sale, net of taxes of $2 (unaudited)	—	—	—	—	2	2

Comprehensive income (unaudited)						752

Exercise of stock options before 5% stock dividend (unaudited)	22,811	1	146	—	—	147
5% stock dividend, net of fractional shares paid in cash (unaudited)	193,047	10	4,227	(4,239)	—	(2)
Exercise of stock options after 5% stock dividend (unaudited)	11,122	1	62	—	—	63
Stock option expense (unaudited)	—	—	12	—	—	12

Balance at March 31, 2007 (unaudited)	4,067,667	$204	30,089	4,363	(2)	34,654

Balance at December 31, 2007	4,082,002	204	30,216	6,478	70	36,968

Comprehensive income:
Net earnings (unaudited)	—	—	—	549	—	549
Net change in unrealized loss on securities available for sale, net of taxes of $44 (unaudited)	—	—	—	—	(73)	(73)

Comprehensive income (unaudited)						476

Exercise of stock options (unaudited)	35,141	1	168	—	—	169
Shares retired (unaudited)	(6,022)	—	(59)	—	—	(59)
Stock option expense (unaudited)	—	—	6	—	—	6

Balance at March 31, 2008 (unaudited)	4,111,121	$205	30,331	7,027	(3)	37,560

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$549	750
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	180	137
Depreciation and amortization	141	123
Share-based compensation	6	12
Net amortization of deferred loan fees and costs	(82)	(72)
Income from bank owned life insurance	(82)	(21)
Origination of loans held for sale	(1,595)	(3,693)
Proceeds from sale of loans held for sale	1,723	2,922
Gain on sale of loans held for sale	(25)	(32)
Decrease in accrued interest receivable	96	4
Increase in other assets	(976)	(443)
Increase (decrease) in accrued expenses and other liabilities	763	(2,484)
Deferred income taxes	—	200

Net cash provided by (used in) operating activities	698	(2,597)

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	198	(220)
Purchase of securities available for sale	(12,609)	(1,000)
Principal payments on securities available for sale	201	59
Proceeds from calls and maturities of securities available for sale	500	2,000
Purchase of securities held to maturity	—	(1,000)
Principal payments on securities held to maturity	81	75
Proceeds from calls and maturities of securities held to maturity	1,160	—
Net increase in loans	(2,955)	(6,312)
Purchase of premises and equipment, net	(473)	(1,686)
(Purchase) redemption of Federal Home Loan Bank stock	(397)	1,039

Net cash used in investing activities	(14,294)	(7,045)

Cash flows from financing activities:
Increase in deposits	27,941	36,386
Proceeds from Federal Home Loan Bank advances	20,000	—
Repayment of Federal Home Loan Bank advances	(13,000)	(24,500)
Net (decrease) increase in other borrowings	(5,630)	521
Fractional shares of stock dividend paid in cash	—	(2)
Proceeds from exercise of stock options	169	210
Retirement of common stock	(59)	—

Net cash provided by financing activities	29,421	12,615

Net increase in cash and cash equivalents	15,825	2,973
Cash and cash equivalents at beginning of period	9,100	11,527

Cash and cash equivalents at end of period	$24,925	14,500

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$3,293	2,935

Income taxes	$—	50

Noncash transaction-
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$(73)	2

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2008 and 2007.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations and other data for the three-month period ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$4,479	3,499
Provision for loan losses	180	137
Charge-offs	(458)	(1)
Recoveries	—	2

Balance at end of period	$4,201	3,637

Impaired collateral dependent loans are as follows (in thousands):

	At March 31,
	2008	2007
Balance at end of period	$7,525	973

Total related allowance for losses	$253	102

	Three Months Ended March 31,
	2008	2007
Average investment in impaired loans	$5,203	974

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2008	2007
Nonaccrual loans	$5,934	973
Past due ninety days or more, still accruing	—	—

	$5,934	973

3.	Loans Held for Sale. At March 31, 2008 and December 31, 2007 loans held for sale approximated $325,000 and $428,000, respectively and are included in net loans on the condensed consolidated balance sheets.

4.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend declared in January 2007 and paid in February 2007. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2008			2007
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$549	4,113,172	$0.13	$750	4,058,637	$0.18

Effect of dilutive securities-
Incremental shares from assumed conversion of options		136,966			273,212

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$549	4,250,138	$0.13	$750	4,331,849	$0.17

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Earnings Per Share (“EPS”), Continued. The following options were excluded from the calculation of EPS for the three months ended March 31, 2008 due to the exercise price being above the average market price:

	Number Outstanding	Year Granted	Exercise Price	Expire
Options	220,500	2005	$16.31	2011
	16,538	2004	13.53	2010-2014
	15,750	2005	15.24	2011-2015
	19,688	2005	15.36	2011
	12,602	2005	16.31	2011
	788	2005	16.80	2011
	6,300	2006	19.23	2012-2016
	5,250	2006	19.52	2012-2016
	10,500	2006	20.00	2012-2016
	4,200	2006	20.00	2016
	10,500	2007	18.71	2017
	6,850	2007	18.57	2017
	5,000	2007	14.75	2017

The following options were excluded from the calculation of EPS for the three months ended March 31, 2007 due to the exercise price being above the average market price:

	Number Outstanding	Year Granted	Exercise Price	Expire
Options	32,550	2006	$19.51	2012-2016

5.	Stock-Based Compensation. The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At March 31, 2008, no options remain available for grant under the directors’ plan and 46,340 options remain available for grant under the employees’ plan. The total number of options which may be granted to purchase common stock under the third plan is 236,250 (amended) for either directors or employees. At March 31, 2008, 15,750 options remain available for grant under the third plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plans is as follows. All amounts reflect the 5% stock dividend paid in February 2007 (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	685,721	$10.71
Options exercised	(35,141)	4.84
Options forfeited	(6,300)	20.00

Outstanding at March 31, 2008	644,280	$11.06	3.4 years	$1,497

Exercisable at March 31, 2008	616,530	$10.72	3.2 years	$1,499

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $222,000 and $483,000, respectively. At March 31, 2008, there was approximately $69,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of twenty-five months. The total fair value of shares vesting and recognized as compensation expense was approximately $6,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively. There was no associated tax benefit recognized for both the three months ended March 31, 2008 and 2007.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock-Based Compensation, Continued. The fair value of each option granted for the three months ended March 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	—%	4.71%
Expected dividend yield	—	—
Expected volatility	—%	8%
Expected life in years	—	6
Per share grant-date fair value of options issued during the year	$—	4.63

The Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued. The expected volatility is based on historical volatility of similar peer banks’ common stock. The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payments.

6.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At March 31, 2008, the Bank was in compliance with its regulatory capital requirements.

7.	Sale-Leaseback Transaction. The Bank sold its office properties in St. Petersburg and Pinellas Park, Florida on May 17, 2006, and simultaneously leased both properties with favorable long-term leases. An immediate gain of approximately $225,000 was recognized on one of the properties because of the excess gain over the present value of the lease payments. The remaining gain of approximately $2.6 million was deferred and is being amortized using the straight-line method over the ten year lease term. The lease expense is being straight-lined over the ten year lease life due to 2% annual increases.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.	Fair Value Measurement. On January 1, 2008, the Bank adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities that are not active. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks, and default rates.

•

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$18,645	—	18,645	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.	Fair Value Measurement, Continued. The fair values of the Bank’s securities available for sale are determined by third party service providers utilizing various methods dependent upon the specific type of investment. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

There were no transactions for financial assets or liabilities measured on a recurring basis using significant unobservable inputs for determining fair value for the three month period ended March 31, 2008.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of March 31, 2008 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 8, 2008

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, one banking office located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2008 and 2007.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2008, was from net deposit inflows of approximately $28 million. Cash was used primarily to increase securities $11 million and increase interest-bearing deposits with banks by $15 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2008, follows (in thousands):

Contract Amount
Commitments to extend credit	$12,032

Unused lines of credit	$36,554

Standby letters of credit	$2,993

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Three Months Ended March 31, 2007
Average equity as a percentage of average assets	8.35%	8.57%	8.64%
Equity to total assets at end of period	8.04%	8.47%	8.62%
Return on average assets (1)	0.49%	0.69%	0.77%
Return on average equity (1)	5.89%	8.05%	8.87%
Noninterest expenses to average assets (1)	2.87%	2.70%	2.83%
Nonperforming assets as a percentage of total assets at end of period	1.39%	0.67%	0.33%

(1)	Annualized for the three months ended March 31.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$384,065	6,691	6.97%	$349,703	6,629	7.58%
Securities	20,196	247	4.89	16,003	192	4.80
Other interest-earning assets (2)	9,575	100	4.18	12,967	106	3.27

Total interest-earning assets	413,836	7,038	6.80	378,673	6,927	7.32

Noninterest-earning assets	35,010			18,206

Total assets	$448,846			$396,879

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	123,371	625	2.03	111,014	639	2.30
Time deposits	192,522	2,120	4.40	180,367	2,212	4.91

Total interest-bearing deposits	315,893	2,745	3.48	291,381	2,851	3.91
Other interest-bearing liabilities (3)	54,845	503	3.67	27,289	334	4.90

Total interest-bearing liabilities	370,738	3,248	3.50	318,670	3,185	4.00

Noninterest-bearing liabilities	40,629			43,935
Stockholders’ equity	37,479			34,274

Total liabilities and stockholders’ equity	$448,846			$396,879

Net interest income		$3,790			$3,742

Interest-rate spread (4)			3.30%			3.32%

Net interest margin (5)			3.66%			3.95%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12			1.19

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

General. Our net earnings for the three months ended March 31, 2008 was $549,000 or $.13 earnings per basic share and $.13 earnings per diluted share compared to $750,000 or $.18 earnings per basic share and $.17 per diluted share for the three months ended March 31, 2007. Net earnings decreased primarily due to an increase in noninterest expenses related to branch expansion and an investment in infrastructure to support future growth.

Net Interest Income. Interest income was $7.0 million during the three months ended March 31, 2008, compared to $6.9 million during the three months ended March 31, 2007. Interest on loans for the three months ended March 31, 2008 increased to $6.7 million from $6.6 million for the three months ended March 31, 2007. The increase in interest on loans was primarily due to an increase in the average balance of loans to $384.1 million, during the three months ended March 31, 2008 compared to $349.7 million, during the three months ended March 31, 2007. The increase in interest income due to higher balances was mostly offset by a decline in the average yield earned on the loan portfolio to 6.97% for the three months ended March 31, 2008 from 7.58% for the three months ended March 31, 2007. Interest on securities increased to $247,000 during the three months ended March 31, 2008 from $192,000 for the three months ended March 31, 2007. The increase in interest income on securities was due to a increase in average yield earned from 4.80% in 2007 to 4.89% in 2008 combined with an increase in average balances to $20.2 million in 2008 compared to $16.0 million in 2007.

Interest expense on interest-bearing deposit accounts decreased to $2.7 million during the three months ended March 31, 2008, compared to $2.9 million during the three months ended March 31, 2007. The decrease was due to a decrease in the rate paid to 3.48% during the three months ended March 31, 2008 from 3.91% during the three months ended March 31, 2007. Interest expense on other borrowings increased to $503,000 during the three months ended March 31, 2008, compared to $334,000 during the three months ended March 31, 2007. The increase was due to an increase in the average balance of other borrowings to $54.8 million in 2008 from $27.3 million in 2007. The average rate paid on other borrowings decreased to 3.67% during the three months ended March 31, 2008 compared to 4.90% during the three months ended March 31, 2007.

Provision for Loan Losses. Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, the allowance is allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended. Any specific reserves for impaired loans are measured based on the fair value of the underlying collateral. The collectability of both principal and interest is evaluated when assessing the allowance. Historical loss rates are applied to other commercial loans not subject to specific allocations.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007, Continued

Provision for Loan Losses, Continued. Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. The allowance is established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function. The allowance relating to individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

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

The provision for loan losses was $180,000 for the three months ended March 31, 2008 compared to $137,000 for the three months ended March 31, 2007. Management anticipates continued pressure on nonperforming assets and charge-offs related to persistent economic weakness.

The allowance for loan losses is $4.2 million at March 31, 2008. While management believes that its allowance for loan losses is adequate as of March 31, 2008, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $394,000 in 2008 from $341,000 for the three-months ended March 31, 2007. The increase is primarily due to an increase in service charges on deposit accounts and an increase in income from bank owned life insurance.

Noninterest Expense. Total noninterest expense increased to $3.2 million for the three months ended March 31, 2008 from $2.8 million for the comparable period ended March 31, 2007. The increase in expense was spread over most categories and reflected the opening of two branches in Charlotte County.

Income Taxes. Income taxes for the three months ended March 31, 2008, was $253,000 or 31.5% compared to $431,000 or 36.5% for the period ended March 31, 2007.

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

Item 4T. Controls and Procedures

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: May 8, 2008	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief
Executive Officer

Date: May 8, 2008	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer