Form 10-Q
period 2008-06-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2008-08-13
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,111,121 shares
(class)	Outstanding at July 31, 2008

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$7,410	8,412
Interest-bearing deposits with banks	4,802	688
Federal funds sold	21,337	—

Cash and cash equivalents	33,549	9,100

Other interest-bearing deposits with banks	300	498
Securities available for sale	23,129	6,847
Securities held to maturity (market value of $8,847 and $10,178)	8,996	10,330
Loans, net of allowance for loan losses of $3,883 in 2008 and $4,479 in 2007	384,352	382,551
Federal Home Loan Bank stock, at cost	2,901	2,504
Premises and equipment, net	12,495	11,486
Foreclosed real estate	2,662	538
Accrued interest receivable	1,749	1,855
Deferred income taxes	2,294	2,294
Bank owned life insurance	7,757	7,597
Other assets	2,001	881

	$482,185	436,481

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	36,311	31,454
Savings, NOW and money-market deposits	143,472	115,938
Time deposits	197,119	187,228

Total deposits	376,902	334,620

Federal Home Loan Bank advances	47,000	40,000
Federal funds purchased	—	8,900
Other borrowings	13,643	9,613
Accrued expenses and other liabilities	7,097	6,380

Total liabilities	444,642	399,513

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,111,121 and 4,082,002 shares issued and outstanding in 2008 and 2007	205	204
Additional paid-in capital	30,343	30,216
Retained earnings	7,185	6,478
Accumulated other comprehensive (loss) income	(190)	70

Total stockholders’ equity	37,543	36,968

	$482,185	436,481

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans	$6,324	6,783	13,015	13,412
Securities	344	174	591	366
Other interest earning assets	135	301	235	407

Total interest income	6,803	7,258	13,841	14,185

Interest expense:
Deposits	2,741	3,173	5,486	6,024
Other borrowings	477	304	980	638

Total interest expense	3,218	3,477	6,466	6,662

Net interest income	3,585	3,781	7,375	7,523

Provision for loan losses	713	176	893	313

Net interest income after provision for loan losses	2,872	3,605	6,482	7,210

Noninterest income:
Service charges on deposit accounts	186	206	410	394
Other service charges and fees	92	58	129	111
Income from bank owned life insurance	78	22	160	43
Gain on sale of loans held for sale	38	72	63	104
Other	54	50	80	97

Total noninterest income	448	408	842	749

Noninterest expenses:
Employee compensation and benefits	1,844	1,787	3,750	3,595
Occupancy and equipment	400	371	817	731
Data processing	290	226	565	465
Professional fees	111	94	196	140
Office supplies	55	39	112	105
Insurance	108	49	316	94
Other	325	252	579	453

Total noninterest expenses	3,133	2,818	6,335	5,583

Earnings before income taxes	187	1,195	989	2,376

Income taxes	29	435	282	866

Net earnings	$158	760	707	1,510

Earnings per share:
Basic earnings per share	$.04	.19	.17	.37

Diluted earnings per share	$.04	.18	.17	.35

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2008 and 2007

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance at December 31, 2006	3,840,687	$192	25,642	7,852	(4)	33,682

Comprehensive income:
Net earnings (unaudited)	—	—	—	1,510	—	1,510

Net change in unrealized loss on securities available for sale, net of taxes of $22 (unaudited)	—	—	—	—	(35)	(35)

Comprehensive income (unaudited)						1,475

Exercise of stock options before 5% stock dividend (unaudited)	22,811	1	146	—	—	147

5% stock dividend, net of fractional shares paid-in cash (unaudited)	193,047	10	4,227	(4,237)	—	—

Fractional shares paid-in cash (unaudited)	—	—	—	(2)	—	(2)

Exercise of stock options after 5% stock dividend (unaudited)	21,457	1	122	—	—	123

Share-based compensation expense (unaudited)	—	—	25	—	—	25

Balance at June 30, 2007 (unaudited)	4,078,002	$204	30,162	5,123	(39)	35,450

Balance at December 31, 2007	4,082,002	204	30,216	6,478	70	36,968

Comprehensive income:
Net earnings (unaudited)	—	—	—	707	—	707

Net change in unrealized gain on securities available for sale, net of taxes of $156 (unaudited)	—	—	—	—	(260)	(260)

Comprehensive income (unaudited)						447

Exercise of stock options (unaudited)	35,141	1	168	—	—	169

Retirement of common stock (unaudited)	(6,022)	—	(59)	—	—	(59)

Share-based compensation expense (unaudited)	—	—	18	—	—	18

Balance at June 30, 2008 (unaudited)	4,111,121	$205	30,343	7,185	(190)	37,543

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$707	1,510
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	893	313
Depreciation and amortization	303	254
Net Amortization of premiums and discounts on securities	(21)	(14)
Share-based compensation	18	25
Net amortization of deferred loan fees and costs	(175)	(133)
Income from bank owned life insurance	(160)	(43)
Origination of loans held for sale	(4,312)	(10,272)
Proceeds from sale of loans held for sale	4,645	9,710
Gain on sale of loans held for sale	(63)	(104)
Decrease (increase) in accrued interest receivable	106	(121)
Increase in other assets	(1,120)	(635)
Increase (decrease) in accrued expenses and other liabilities	873	(1,504)

Net cash provided by (used in) operating activities	1,694	(1,014)

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	198	(128)
Purchase of securities available for sale	(17,898)	(4,068)
Principal payments on securities available for sale	717	133
Proceeds from calls and maturities of securities available for sale	500	2,500
Purchase of securities held to maturity	—	(1,000)
Proceeds from maturities of securities held to maturity	1,160	500
Principal payments on securities held to maturity	178	175
Net increase in loans	(4,913)	(18,370)
Purchase of premises and equipment, net	(1,312)	(2,670)
(Purchase) redemption of Federal Home Loan Bank stock	(397)	1,039

Net cash used in investing activities	(21,767)	(21,889)

Cash flows from financing activities:
Increase in deposits	42,282	43,602
Proceeds from Federal Home Loan Bank advances	20,000	—
Repayment of Federal Home Loan Bank advances	(13,000)	(24,500)
Net (decrease) increase in other borrowings	(4,870)	2,616
Fractional shares of stock dividend paid in cash	—	(2)
Proceeds from exercise of stock options	169	270
Retirement of common stock	(59)	—

Net cash provided by financing activities	44,522	21,986

Net increase (decrease) in cash and cash equivalents	24,449	(917)

Cash and cash equivalents at beginning of period	9,100	11,527

Cash and cash equivalents at end of period	$33,549	10,610

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $181 and $0	$6,344	6,723

Income taxes	$595	1,055

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$(260)	(35)

Transfer from loans to foreclosed real estate	$2,124	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2008 and 2007.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2008, the results of operations for the three- and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. The results of operations and other data for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$4,201	3,637	4,479	3,499
Provision for loan losses	713	176	893	313
Charge-offs	(1,032)	(2)	(1,490)	(3)
Recoveries	1	—	1	2

Balance at end of period	$3,883	3,811	3,883	3,811

Impaired collateral dependent loans are as follows (in thousands):

	At June 30,
	2008	2007
Balance at end of period	$9,504	1,427

Total related allowance for losses	$810	126

	Six Months Ended June 30,
	2008	2007
Average investment in impaired loans	$6,498	1,001

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2008	2007
Nonaccrual loans	$6,544	1,427
Past due ninety days or more, still accruing	—	—

	$6,544	1,427

3.	Loans Held for Sale. At June 30, 2008 and December 31, 2007 loans held for sale approximated $158,000 and $428,000, respectively and are included in net loans on the condensed consolidated balance sheets.

4.	Earnings Per Share (“EPS”). Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following tables present the calculations of EPS (dollars in thousands, except per share amounts):

	Three Months Ended June30,
	2008			2007
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$158	4,111,121	$0.04	$760	4,072,891	$0.19
Effect of dilutive securities-
Incremental shares from assumed conversion of options		140,400			238,684

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$158	4,251,521	$0.04	$760	4,311,575	$0.18

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Earnings Per Share (“EPS”), Continued.

	Six Months Ended June 30,
	2008			2007
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings available to common stockholders	$707	4,112,147	$0.17	$1,510	4,065,654	$0.37

Effect of dilutive securities-
Incremental shares from assumed conversion of options		138,747			252,512

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$707	4,250,894	$0.17	$1,510	4,318,166	$0.35

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

For the three and six months ended June 30, 2008:	Number Outstanding	Year Granted	Exercise Price	Expire
Options	233,102	2005	$16.31	2011
	16,538	2004	13.53	2010-2014
	15,750	2005	15.24	2011-2015
	19,688	2005	15.36	2011
	788	2005	16.80	2011
	6,300	2006	19.23	2012-2016
	3,150	2006	19.52	2012-2016
	10,500	2006	19.19	2016
	10,500	2007	18.71	2017
	6,850	2007	18.57	2017
	5,000	2007	14.75	2017

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock-Based Compensation. The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At June 30, 2008, no options remain available for grant under the directors’ plan and 52,640 options remain available for grant under the employees’ plan. The total number of options which may be granted to purchase common stock under the third plan is 236,250 (amended) for either directors or employees. At June 30, 2008, 15,750 options remain available for grant under the third plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

A summary of the activity in the Company’s stock option plans is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	685,721	$10.71
Options exercised	(35,141)	4.84
Options forfeited	(12,600)	20.75

Outstanding at June 30, 2008	637,980	$10.85	3.4 years	$1,603

Exercisable at June 30, 2008	614,750	$10.67	2.9 years	$1,603

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $222,000 and $609,000. At June 30, 2008, there was approximately $47,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of twenty-three months. The total fair value of shares vesting and recognized as compensation expense was approximately $18,000 and $25,000 for the six months ended June 30, 2008 and 2007, respectively. There was no associated tax benefit recognized for both the six months ended June 30, 2008 and 2007.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock-Based Compensation, Continued. No options were granted during the three and six months ended June 30, 2008. The fair value of each option granted for the three and six months ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
Risk-free interest rate	4.66%	4.69%
Expected dividend yield	—	—
Expected volatility	3%	5%
Expected life in years	6	6
Per share grant-date fair value of options granted during the period	$4.44	4.55

The Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued. The expected volatility is based on historical volatility of similar peer Company’s common stock. The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payments.

6.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At June 30, 2008, the Bank was in compliance with its regulatory capital requirements.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Fair Value Measurement. On January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

-	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

-	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities that are not active. Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks, and default rates.

-	Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has securities available for sale that are recorded at fair value on a recurring basis. Also from time to time the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans and foreclosed assets. These nonrecurring fair value adjustments involve the application of lower-of-cost-or-market, accounting or write-downs of individual assets.

Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$23,129	—	23,129	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Fair Value Measurement, Continued. The fair values of the Company’s securities available for sale are determined by third party service providers utilizing various methods dependent upon the specific type of investment. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

There were no transactions for financial assets or liabilities measured on a recurring basis using significant unobservable inputs for determining fair value for the six month period ended June 30, 2008.

Impaired Loans. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to the recorded investment are made through specific valuation allowances that are recorded as part of the overall allowances for loan losses. Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s officers related to values of properties in the Company’s market areas. These officers take into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans is classified as Level 3.

Foreclosed Real Estate. Foreclosed real estate represents real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of any allowance for losses if any, at the lower of cost or estimated fair value less estimated selling costs. Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3. As these properties are actively marketed, estimated fair value may be periodically adjusted through an allowance for losses to reflect decreases resulting from changing market conditions.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Fair Value Measurement, Continued. The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a nonrecurring basis at June 30, 2008 (in thousands).

					Total Losses
	Net carrying value at June 30, 2008				Three-Months Ended	Six-Months Ended
	Total	Level 1	Level 2	Level 3	June 30, 2008	June 30, 2008
Impaired loans	$9,504	—	—	9,504	106	106
Foreclosed real estate	2,662	—	—	2,662	74	74

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2008, and for the three- and six- month periods ended June 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of June 30, 2008, the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2008 and 2007 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 6, 2008

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward Looking Statements

This document contains forward-looking statements as defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words “anticipate,” “believe,” “estimate,” “may,” “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans First Community Bank Corporation of America has made, among other things.

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2008, was from net deposit inflows of approximately $42 million. Cash was used primarily to increase securities $15 million and federal funds sold by $21 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2008, follows (in thousands):

Contract Amount
Commitments to extend credit	$25,218

Unused lines of credit	$35,804

Standby letters of credit	$3,075

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007
Average equity as a percentage of average assets	8.20%	8.57%	8.52%

Equity to total assets at end of period	7.79%	8.47%	8.59%

Return on average assets (1)	0.31%	0.69%	0.75%

Return on average equity (1)	3.78%	8.05%	8.77%

Noninterest expenses to average assets (1)	2.78%	2.70%	2.76%

Nonperforming assets as a percentage of total assets at end of period	1.91%	0.67%	0.44%

(1)	Annualized for the six months ended June 30.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$381,243	6,324	6.64%	$356,374	6,783	7.61%
Securities	27,741	344	4.96	16,486	174	4.22
Other interest-earning assets (2)	11,276	135	4.79	25,949	301	4.64

Total interest-earning assets	420,260	6,803	6.48	398,809	7,258	7.28

Noninterest-earning assets	43,647			19,300

Total assets	$463,907			$418,109

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	132,404	606	1.83	115,338	692	2.40
Time deposits	196,296	2,135	4.35	196,259	2,481	5.06

Total interest-bearing deposits	328,700	2,741	3.34	311,597	3,173	4.07

Other interest-bearing liabilities (3)	56,386	477	3.38	26,753	304	4.55

Total interest-bearing liabilities	385,086	3,218	3.34	338,350	3,477	4.11

Noninterest-bearing liabilities	41,444			44,563
Stockholders’ equity	37,377			35,196

Total liabilities and stockholders’ equity	$463,907			$418,109

Net interest income		$3,585			$3,781

Interest-rate spread (4)			3.14%			3.17%

Net interest margin (5)			3.41%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.18

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$384,768	13,015	6.77%	$353,057	13,412	7.60%
Securities	24,101	591	4.90	16,246	366	4.51
Other interest-earning assets (2)	10,041	235	4.68	14,084	407	5.78

Total interest-earning assets	418,910	13,841	6.61	383,387	14,185	7.40

Noninterest-earning assets	39,988			23,680

Total assets	$458,898			$407,067

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	128,594	1,231	1.91	113,188	1,331	2.35
Time deposits	195,483	4,255	4.35	188,357	4,693	4.98

Total interest-bearing deposits	324,077	5,486	3.39	301,545	6,024	4.00
Other interest-bearing liabilities (3)	55,923	980	3.50	27,019	638	4.72

Total interest-bearing liabilities	380,000	6,466	3.40	328,564	6,662	4.06

Noninterest-bearing liabilities	41,263			43,766
Stockholders’ equity	37,635			34,737

Total liabilities and stockholders’ equity	$458,898			$407,067

Net interest income		$7,375			$7,523

Interest-rate spread (4)			3.21%			3.34%

Net interest margin (5)			3.52%			3.92%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.17

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

General. Our net earnings for the three months ended June 30, 2008, were $158,000 or $.04 per basic share and $.04 per diluted share compared to $760,000 or $.19 per basic share and $.18 per diluted share for the three months ended June 30, 2007. The second quarter 2008 reflected a $537,000 increase in provision for loan losses and a $315,000 increase in noninterest expense reflecting an investment in new branches and infrastructure to support growth.

Net Interest Income. Interest income decreased to $6.8 million during the three months ended June 30, 2008, from $7.3 million in 2007. Interest on loans for the three months ended June 30, 2008 decreased to $6.3 million from $6.8 million for the three months ended June 30, 2007. This decrease was also due to a decrease in the average yield earned to 6.64% for the three months ended June 30, 2008 from 7.61% for the three months ended June 30, 2007. Interest on securities increased to $344,000 during the three months ended June 30, 2008 from $174,000 for the three months ended June 30, 2007. The increase in interest income on securities was due to an increase in the average balance of securities from $16.5 million in 2007 to $27.7 million in 2008 and an increase in the average yield earned from 4.22% in 2007 to 4.96% in 2008.

Interest expense on interest-bearing deposit accounts decreased to $2.7 million during the three months ended June 30, 2008, compared to $3.2 million during the three months ended June 30, 2007. The decrease was due to a decrease in the rate paid to 3.34% during the three months ended June 30, 2008 from 4.07% during the three months ended June 30, 2007. Interest expense on other borrowings increased to $477,000 during the three months ended June 30, 2008, compared to $304,000 during the three months ended June 30, 2007. The increase was due to an increase in the average balance of other borrowings to $56.3 million in 2008 from $26.8 million in 2007. The average rate paid on other borrowings decreased to 3.38% during the three months ended June 30, 2008 compared to 4.55% during the three months ended June 30, 2007.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

Provision for Loan Losses, Continued. Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, non-accrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function. The allowance relating to individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

During 2007, we changed our overall approach in the determination of the allowances for loan losses. A new methodology was created to be in compliance with the guidance issued by the federal agencies in December of 2006. This methodology incorporated the calculation of loans considered impaired under FAS 114 and allocations for performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on the Company’s experience as per FAS 5. The methodology includes an unallocated portion (qualitative factors) justified by current general market conditions, trends in performance (delinquency), economic and political trends.

The provision for loan losses was $713,000 for the three months ended June 30, 2008 compared to $176,000 for the three months ended June 30, 2007. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio adequately reflects the current circumstances.

The allowance for loan losses is $3.9 million at June 30, 2008. While management believes that its allowance for loan losses is adequate as of June 30, 2008, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $448,000 in 2008 from $408,000 for the three- months ended June 30, 2007. The increase was primarily due to a $56,000 increase in income from bank owned life insurance.

Noninterest Expenses. Total noninterest expenses increased to $3.1 million for the three months ended June 30, 2008 from $2.8 million for the comparable period ended June 30, 2007, reflected increases in all categories of expense. These increases reflect the opening of two new banking offices.

Income Taxes. Income taxes for the three months ended June 30, 2008 was $29,000 or 15.5% compared to $435,000 or 36.4% for the period ended June 30, 2007. The lower tax rate reflects an increase in tax-free income.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

General. Our net earnings for the six months ended June 30, 2008, decreased to $707,000 or $.17 per basic share and $.17 per diluted share compared to $1,510,000 or $.37 per basic share and $.35 per diluted share for the six months ended June 30, 2007. Net earnings decreased due to $580,000 increase in provision for loan losses, a $148,000 decrease in net interest income and a $752,000 increase in noninterest expense reflecting an investment in new branches.

Net Interest Income. Interest income decreased to $13.8 million during the six months ended June 30, 2008, from $14.2 million in 2007. Interest on loans for the six months ended June 30, 2008 decreased to $13.0 million from $13.4 million for the six months ended June 30, 2007. The decrease in interest on loans reflected the impact of rapidly declining interest rates during the end of 2007 and the first half of 2008. The average yield earned on loans declined to 6.77% from 7.60% for the same period in 2007. The average balance of loans was $384.8 million during the six months ended June 30, 2008 compared to $353.1 million during the six months ended June 30, 2007. Interest on securities increased to $591,000 during the six months ended June 30, 2008, from $366,000 for the six months ended June 30, 2007. The increase in interest income on securities was due to an increase in the average balance of securities from $16.2 million in 2007 to $24.1 million in 2008, and an increase in the average yield earned from 4.51% in 2007 to 4.90% in 2008.

Interest expense on interest-bearing deposit accounts decreased to $5.5 million during the six months ended June 30, 2008, compared to $6.0 million during the six months ended June 30, 2007. The decrease was due to a decrease in the rate paid to 3.39% during the six months ended June 30, 2008 from 4.00% during the six months ended June 30, 2007. The average balance of interest bearing deposits increased to $324.1 million in 2008 from $301.5 million in 2007. Interest expense on other borrowings increased to $980,000 during the six months ended June 30, 2008, compared to $638,000 during the six months ended June 30, 2007. The increase was due to an increase in the average balance of other borrowings to $55.9 million in 2008 from $27.0 million in 2007. The increase in other borrowings reflected the market opportunity to secure low cost funds in the declining interest rate environment. The average rate paid on other borrowings declined to 3.50% during the six months ended June 30, 2008 compared to 4.72% during the six months ended June 30, 2007.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

Provision for Loan Losses, Continued. Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, the allowance is allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended. Any specific reserves for impaired loans are measured based on the fair value of the underlying collateral. The collectability of both principal and interest is evaluated when assessing the allowance. Historical loss rates are applied to other commercial loans not subject to specific allocations.

Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. The allowance is established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function. The allowance relating to individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

During 2007, we changed our overall approach in the determination of the allowances for loan losses. A new methodology was created to be in compliance with the guidance issued by the federal agencies in December of 2006. This methodology incorporated the calculation of loans considered impaired under FAS 114 and allocations for performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on the Company’s experience as per FAS 5. The methodology includes an unallocated portion (qualitative factors) justified by current general market conditions, trends in performance (delinquency), economic and political trends.

The provision for loan losses was $893,000 for the six months ended June 30, 2008 compared to $313,000 for the six months ended June 30, 2007. While continued economic weakness, rapidly rising interest rates, or other factors could cause stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio adequately reflect the current circumstances.

The allowance for loan losses is $3.9 million at June 30, 2008. While management believes that its allowance for loan losses is adequate as of June 30, 2008, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

Noninterest Income. Noninterest income increased to $842,000 in 2008 from $749,000 for the six months ended June 30, 2007. The increase was primarily due to an increase in income from bank owned life insurance.

Noninterest Expenses. Total noninterest expenses increased to $6.3 million for the six months ended June 30, 2008 from $5.6 million for the comparable period ended June 30, 2007 due to increases in most categories of noninterest expense reflecting the opening of new banking offices.

Income Taxes. Income taxes for the six months ended June 30, 2008 was $282,000 or 28.5% compared to $866,000 or 36.5% for the period ended June 30, 2007. The lower tax rate reflects an increase in tax-free income and which constitutes a significantly larger percentage of pre-tax income.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company is managing through the impact of recent declining interest rates and the subsequent pressure on spreads.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to Vote a of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of First Community Bank Corporation of America, was held on May 12, 2008, to consider the election of nine directors with terms expiring at the Annual Meeting in 2009, to fix the number of directors to serve on the board for the ensuing year at eleven and the adjournment of the Annual Meeting to solicit additional proxies in the event there were not sufficient votes to approve any of the foregoing items.

At the Annual Meeting 3,700,856 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, their terms, and a summary of the votes cast for each nominee.

	Term Expiring	For	Against	Abstain
Brad Bishop	2009	3,692,956	—	7,900

Kenneth P. Cherven	2009	3,692,594	—	8,262

Edwin C. Hussemann	2009	3,692,799	—	8,057

Kenneth Delarbre	2009	3,693,045	—	7,811

James Macaluso	2009	3,643,489	—	57,367

David K. Meehan	2009	3,692,798	—	8,058

Robert G. Menke	2009	3,692,799	—	8,057

Robert M. Menke	2009	3,689,848	—	11,008

Kenneth F. Faliero	2009	3,692,956	—	7,900

The shareholders voted on two other matters-

	For	Against	Abstain
Fix the number of directors to serve on the board	3,674,624	13,717	12,515

Solicit additional proxies if needed	3,663,401	26,281	11,174

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: August 13, 2008	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer