Form 10-Q
period 2008-09-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2008-11-12
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,111,121 shares
(class)	Outstanding at November 3, 2008

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$6,981	8,412
Interest-bearing deposits with banks	266	688
Federal funds sold	11,104	—

Cash and cash equivalents	18,351	9,100

Other interest-bearing deposits with banks	300	498
Securities available for sale	26,180	6,847
Securities held to maturity (market value of $8,230 and $10,178)	8,327	10,330
Loans, net of allowance for loan losses of $3,926 in 2008 and $4,479 in 2007	393,176	382,551
Federal Home Loan Bank stock, at cost	2,676	2,504
Premises and equipment, net	12,426	11,486
Foreclosed real estate	1,430	538
Accrued interest receivable	1,658	1,855
Deferred income taxes	1,982	2,294
Bank owned life insurance	7,691	7,597
Other assets	1,988	881

	$476,185	436,481

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	32,077	31,454
Savings, NOW and money-market deposits	132,486	115,938
Time deposits	213,643	187,228

Total deposits	378,206	334,620

Federal Home Loan Bank advances	42,000	40,000
Federal funds purchased	—	8,900
Other borrowings	10,765	9,613
Accrued expenses and other liabilities	7,269	6,380

Total liabilities	438,240	399,513

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,111,121 and 4,082,002 shares issued and outstanding in 2008 and 2007	205	204
Additional paid-in capital	30,354	30,216
Retained earnings	7,359	6,478
Accumulated other comprehensive income	27	70

Total stockholders' equity	37,945	36,968

	$476,185	436,481

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$6,192	7,040	19,207	20,452
Securities	407	227	998	593
Other interest earning assets	86	70	321	477

Total interest income	6,685	7,337	20,526	21,522

Interest expense:
Deposits	2,680	3,243	8,166	9,267
Other borrowings	443	343	1,423	981

Total interest expense	3,123	3,586	9,589	10,248

Net interest income	3,562	3,751	10,937	11,274

Provision for loan losses	1,246	176	2,139	489

Net interest income after provision for loan losses	2,316	3,575	8,798	10,785

Noninterest income:
Service charges on deposit accounts	181	220	591	614
Other service charges and fees	51	75	180	186
Income from bank owned life insurance	383	77	542	120
Gain on sale of loans held for sale	1	26	64	130
Other	88	48	169	145

Total noninterest income	704	446	1,546	1,195

Noninterest expenses:
Employee compensation and benefits	1,705	1,760	5,455	5,355
Occupancy and equipment	417	379	1,234	1,110
Data processing	305	238	870	703
Professional fees	84	82	280	222
Office supplies	52	40	164	145
Insurance	124	51	440	145
Other	308	208	887	661

Total noninterest expenses	2,995	2,758	9,330	8,341

Earnings before income taxes (benefit)	25	1,263	1,014	3,639

Income taxes (benefit)	(149)	429	133	1,295

Net earnings	$174	834	881	2,344

Earnings per share:
Basic earnings per share	$0.04	0.20	0.21	0.58

Diluted earnings per share	$0.04	0.19	0.21	0.54

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2008 and 2007

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2006	3,840,687	$192	25,642	7,852	(4)	33,682

Comprehensive income:
Net earnings (unaudited)	—	—	—	2,344	—	2,344

Net change in unrealized loss on securities available for sale, net of taxes of $18 (unaudited)	—	—	—	—	35	35

Comprehensive income (unaudited)						2,379

Exercise of stock options before 5% stock dividend (unaudited)	22,811	1	146	—	—	147

5% stock dividend, net of fractional shares paid-in cash (unaudited)	193,047	10	4,227	(4,237)	—	—

Fractional shares paid-in cash (unaudited)	—	—	—	(2)	—	(2)

Exercise of stock options after 5% stock dividend (unaudited)	25,457	1	144	—	—	145

Share based compensation expense (unaudited)	—	—	42	—	—	42

Balance at September 30, 2007 (unaudited)	4,082,002	$204	30,201	5,957	31	36,393

Balance at December 31, 2007	4,082,002	204	30,216	6,478	70	36,968

Comprehensive income:
Net earnings (unaudited)	—	—	—	881	—	881

Net change in unrealized gain on securities available for sale, net of taxes of $26 (unaudited)	—	—	—	—	(43)	(43)

Comprehensive income (unaudited)						838

Exercise of stock options (unaudited)	35,141	1	168	—	—	169

Retirement of common stock (unaudited)	(6,022)	—	(59)	—	—	(59)

Share based compensation expense (unaudited)	—	—	29	—	—	29

Balance at September 30, 2008 (unaudited)	4,111,121	$205	30,354	7,359	27	37,945

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$881	2,344
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,139	489
Depreciation and amortization	462	382
Share-based compensation	29	42
Net amortization of deferred loan fees and costs	(239)	(206)
Net amortization of premium and discounts on securities	(40)	(21)
Income from bank owned life insurance	(542)	(120)
Origination of loans held for sale	(4,375)	(13,076)
Proceeds from sale of loans held for sale	4,867	13,362
Gain on sale of loans held for sale	(64)	(130)
Decrease (increase) in accrued interest receivable	197	(150)
Write down of foreclosed real estate	106	—
Net gain on sale of foreclosed real estate	(43)	—
Increase in other assets	(1,107)	(513)
Increase (decrease) in accrued expenses and other liabilities	915	(1,851)
Deferred income taxes	312	—

Net cash provided by operating activities	3,498	552

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	198	(29)
Purchase of securities available for sale	(21,996)	(5,809)
Principal payments on securities available for sale	1,430	147
Proceeds from calls and maturities of securities available for sale	1,200	2,500
Purchase of securities held to maturity	—	(1,000)
Proceeds from maturities of securities held to maturity	1,844	500
Principal payments on securities held to maturity	163	268
Net increase in loans	(15,653)	(22,266)
Purchase of premises and equipment, net	(1,402)	(2,899)
Redemption (purchase) of Federal Home Loan Bank stock	(172)	814
Proceeds from redemption of bank owned life insurance	448	—
Purchase of bank owned life insurance	—	(5,000)
Proceeds from sale of foreclosed real estate	1,745	—

Net cash used in investing activities	(32,195)	(32,774)

Cash flows from financing activities:
Increase in deposits	43,586	40,353
Proceeds from Federal Home Loan Bank advances	20,000	5,000
Repayment of Federal Home Loan Bank advances	(18,000)	(26,500)
Net (decrease) increase in other borrowings	(7,748)	11,179
Fractional shares of stock dividend paid in cash	—	(2)
Proceeds from exercise of stock options	169	292
Retirement of common stock	(59)	—

Net cash provided by financing activities	37,948	30,322

Net increase (decrease) in cash and cash equivalents	9,251	(1,900)

Cash and cash equivalents at beginning of period	9,100	11,527

Cash and cash equivalents at end of period	$18,351	9,627

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $194 and $0	$9,495	10,274

Income taxes	$595	1,579

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$(43)	35

Transfer from loans to foreclosed real estate	$2,700	244

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2008 and 2007.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2008, the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. The results of operations and other data for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$3,883	3,811	4,479	3,499
Provision for loan losses	1,246	176	2,139	489
Charge-offs	(1,204)	(98)	(2,694)	(101)
Recoveries	1	1	2	3

Balance at end of period	$3,926	3,890	3,926	3,890

Impaired collateral dependent loans are as follows (in thousands):

	At September 30,
	2008	2007
Balance at end of period	$13,611	850

Total related allowance for losses	$374	121

	Nine Months Ended September 30,
	2008	2007
Average investment in impaired loans	$8,565	1,064

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$17	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2008	2007
Nonaccrual loans	$12,054	1,075
Past due ninety days or more, still accruing	—	—

	$12,054	1,075

3. Loans Held for Sale. At September 30, 2008 and December 31, 2007 loans held for sale approximated $0 and $428,000, respectively and are included in net loans on the condensed consolidated balance sheets.

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

	Three Months Ended September 30,
	2008			2007
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS-
Net earnings available to common stockholders	$174	4,111,121	$0.04	$834	4,079,274	$0.20

Effect of dilutive securities-
Incremental shares from assumed conversion of options		104,399			204,888

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$174	4,215,520	$0.04	$834	4,284,162	$0.19

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Earnings Per Share (“EPS”), Continued.

	Nine Months Ended September 30,
	2008			2007
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS-
Net earnings available to common stockholders	$881	4,111,802	$0.21	$2,344	4,070,244	$0.58

Effect of dilutive securities-
Incremental shares from assumed conversion of options		128,820			233,355

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$881	4,240,622	$0.21	$2,344	4,303,599	$0.54

The following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number Outstanding	Year Granted	Exercise Price	Expire
For the three and nine months ended September 30, 2008:

Options	232,315	2005	$16.31	2011
	16,538	2004	13.53	2010-2014
	15,750	2005	15.24	2011-2015
	19,688	2005	15.36	2011
	788	2005	16.80	2011
	6,300	2006	19.23	2012-2016
	10,500	2006	19.19	2016
	10,500	2007	18.71	2017
	6,850	2007	18.57	2017
	5,000	2007	14.75	2017

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Stock-Based Compensation. The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At September 30, 2008, no options remain available for grant under the directors’ plan and 56,577 options remain available for grant under the employees’ plan. The total number of options which may be granted to purchase common stock under the third plan is 236,250 (amended) for either directors or employees. At September 30, 2008, 15,750 options remain available for grant under the third plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

A summary of the activity in the Company’s stock option plans is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	685,721	$10.71
Options exercised	(35,141)	4.84
Options forfeited	(16,537)	20.31

Outstanding at September 30, 2008	634,043	$10.92	3.4 years	$381

Exercisable at September 30, 2008	613,913	$10.67	2.9 years	$381

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $222,000 and $645,000, respectively. At September 30, 2008, there was approximately $88,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 19 months. The total fair value of shares vesting and recognized as compensation expense was approximately $29,000 and $42,000 for the nine months ended September 30, 2008 and 2007, respectively. There was no associated tax benefit recognized for both the nine months ended September 30, 2008 and 2007.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Stock-Based Compensation, Continued. No options were granted during the three and nine months ended September 30, 2008. The fair value of each option granted for the three and nine months ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Risk-free interest rate	4.28%	4.60%
Expected dividend yield	—	—
Expected volatility	4%	5%
Expected life in years	6	6
Per share grant-date fair value of options granted during the period	$3.28	4.26

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

6. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At September 30, 2008, the Bank was in compliance with its regulatory capital requirements.

7. Financial Covenant Compliance Status. First Community Bank Corporation of America has a $12 million line of credit with Silverton Bank. As of September 30, 2008, the Company has funded $2 million on this line. First Community Bank Corporation of America exceeded one of the ratios required in the covenants. First Community Bank of America’s ratio of non-performing assets as a percent of gross loans was 3.40% on September 30, 2008 which exceeded the covenant limit of 1.50%. The Company received a waiver for the second quarter and is renegotiating the limit on the covenant going forward. All other covenants are well within the prescribed limits.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Currently, the Company has securities available for sale that are recorded at fair value on a recurring basis. Also from time to time the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as impaired loans. These nonrecurring fair value adjustments involve the application of lower-of-cost-or-market, accounting or write-downs of individual assets.

Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$26,180	—	26,180	—

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

There were no transactions for financial assets or liabilities measured on a recurring basis using significant unobservable inputs for determining fair value for the nine month period ended September 30, 2008.

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

The following table provides the level of valuation assumptions used to determine the carrying value of our assets measured at fair value on a nonrecurring basis at September 30, 2008 (in thousands).

	Net Carrying Value at September 30, 2008				Total Losses
	Total	Level 1	Level 2	Level 3	Three-Months Ended September 30, 2008	Nine-Months Ended September 30, 2008
Impaired loans	$13,611	—	—	13,611	1,269	2,618

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of September 30, 2008, the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2008 and 2007 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
November 6, 2008

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2008, was from net deposit inflows of approximately $43 million. Cash was used primarily to increase securities $17 million and federal funds sold by $11 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2008, follows (in thousands):

Contract Amount
Commitments to extend credit	$18,851

Unused lines of credit	$34,428

Standby letters of credit	$1,866

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Average equity as a percentage of average assets	8.12%	8.57%	8.56%

Equity to total assets at end of period	7.97%	8.47%	8.63%

Return on average assets (1)	0.25%	0.69%	0.76%

Return on average equity (1)	3.13%	8.05%	8.91%

Noninterest expenses to average assets (1)	2.69%	2.70%	2.71%

Nonperforming assets as a percentage of total assets at end of period	2.83%	0.67%	0.40%

(1)	Annualized for the nine months ended September 30.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$388,277	6,192	6.38%	$365,621	7,040	7.70%
Securities	33,741	407	4.82	17,716	227	5.13
Other interest-earning assets (2)	2,295	86	14.99	4,448	70	6.29

Total interest-earning assets	424,313	6,685	6.30	387,785	7,337	7.57

Noninterest-earning assets	48,899			30,082

Total assets	$473,212			$417,867

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	136,665	625	1.83	110,395	687	2.49
Time deposits	207,828	2,055	3.96	199,451	2,556	5.13

Total interest-bearing deposits	344,493	2,680	3.11	309,846	3,243	4.19
Other borrowings (3)	51,539	443	3.44	30,066	343	4.56

Total interest-bearing liabilities	396,032	3,123	3.15	339,912	3,586	4.22

Noninterest-bearing liabilities	39,524			41,908
Stockholders’ equity	37,656			36,047

Total liabilities and stockholders’ equity	$473,212			$417,867

Net interest income		$3,562			$3,751

Interest-rate spread (4)			3.15%			3.35%

Net interest margin (5)			3.36%			3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			1.14

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$385,946	19,207	6.64%	$357,291	20,452	7.63%
Securities	27,338	998	4.87	15,701	593	5.04
Other interest-earning assets (2)	7,440	321	5.75	11,877	477	5.35

Total interest-earning assets	420,724	20,526	6.50	384,869	21,522	7.46

Noninterest-earning assets	42,980			26,160

Total assets	$463,704			$411,029

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	131,304	1,856	1.88	112,246	2,018	2.40
Time deposits	199,628	6,310	4.21	192,096	7,249	5.03

Total interest-bearing deposits	330,932	8,166	3.29	304,342	9,267	4.06

Other borrowings (3)	54,451	1,423	3.48	28,046	981	4.66

Total interest-bearing liabilities	385,383	9,589	3.32	332,388	10,248	4.11

Noninterest-bearing liabilities	40,679			43,462
Stockholders’ equity	37,642			35,179

Total liabilities and stockholders’ equity	$463,704			$411,029

Net interest income		$10,937			$11,274

Interest-rate spread (4)			3.19%			3.35%

Net interest margin (5)			3.47%			3.91%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.16

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007

General. Our net earnings for the three months ended September 30, 2008, were to $174,000 or $.04 earnings per basic share and $.04 earnings per diluted share compared to $834,000 or $0.20 earnings per basic share and $0.19 earnings per diluted share for the three months ended September 30, 2007. The third quarter 2008 reflected an increase in noninterest income and a $1,070,000 increase in provision for loan losses and a $237,000 increase in noninterest expense reflecting an investment in new branches and infrastructure to support growth.

Net Interest Income. Interest income decreased to $6.7 million during the three months ended September 30, 2008, from $7.3 million in 2007. Interest on loans for the three months ended September 30, 2008 decreased to $6.2 million from $7.0 million for the three months ended September 30, 2007. This decrease was also due to a decrease in the average yield earned to 6.38% for the three months ended September 30, 2008 from 7.70% for the three months ended September 30, 2007. Interest on securities increased to $407,000 during the three months ended September 30, 2008 from $227,000 for the three months ended September 30, 2007. The increase in interest income on securities was due to an increase in the average balance of securities from $17.7 million in 2007 to $33.7 million in 2008.

Interest expense on interest-bearing deposits decreased to $2.7 million during the three months ended September 30, 2008, compared to $3.2 million during the three months ended September 30, 2007. The decrease was due to a decrease in the rate paid to 3.11% during the three months ended September 30, 2008 from 4.19% during the three months ended September 30, 2007. Interest expense on other borrowings increased to $443,000 during the three months ended September 30, 2008, compared to $343,000 during the three months ended September 30, 2007. The increase was due to an increase in the average balance of other borrowings to $51.5 million in 2008 from $30.1 million in 2007. The average rate paid on other borrowings decreased to 3.44% during the three months ended September 30, 2008 compared to 4.56% during the three months ended September 30, 2007.

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

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007, Continued

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

The provision for loan losses was $1,246,000 for the three months ended September 30, 2008 compared to $176,000 for the three months ended September 30, 2007. While continued economic weakness, or other factors could cause continued stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the allowance for loan losses ratio adequately reflect the current circumstances.

The allowance for loan losses is $3.9 million at September 30, 2008. While management believes that its allowance for loan losses is adequate as of September 30, 2008, future adjustments to the Company’s allowance for loan losses may be necessary as economic conditions could dictate.

Noninterest Income. Noninterest income increased to $704,000 in 2008 from $446,000 for the three-months ended September 30, 2007 primarily due to a death benefit received from bank owned life insurance.

Noninterest Expense. Total noninterest expenses increased to $3.0 million for the three months ended September 30, 2008 from $2.8 million for the comparable period ended September 30, 2007, reflected in FDIC insurance, other real estate and data processing expenses.

Income Taxes (Benefit). Income taxes (benefit) for the three months ended September 30, 2008, was $(149,000) compared to $429,000 or 34.0% for the period ended September 30, 2007. The lower tax rate reflects the year-to-date impact of an increase in tax-free income.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007

General. Our net earnings for the nine months ended September 30, 2008, decreased to $.9 million or $.21 earnings per basic share and $.21 earnings per diluted share compared to $2.3 million or $0.58 earnings per basic share and $0.54 earnings per diluted share for the nine months ended September 30, 2007. The first nine months of 2008 reflected a $1,650,000 increase in provision for loan losses and a $989,000 increase in noninterest expense reflecting an investment in new branches and infrastructure to support growth.

Net Interest Income. Interest income decreased to $20.5 million during the nine months ended September 30, 2008, from $21.5 million in 2007. The decrease in interest on loans reflected the impact of rapidly declining interest rates during the end of 2007 and the first half of 2008. The average yield earned on loans declined to 6.64% from 7.63% for the same period in 2007. The average balance of loans was $385 million during the nine months ended September 30, 2008 compared to $357 million during the nine months ended September 30, 2007. Interest on securities increased to $998,000 during the nine months ended September 30, 2008 from $593,000 for the nine months ended September 30, 2007. The increase in interest income on securities was due to an increase in the average balance of securities from $15.7 million in 2007 to $27.3 million in 2008. The average yield earned on securities decreased from 5.04% in 2007 to 4.87% in 2008.

Interest expense on interest-bearing deposit accounts decreased to $8.2 million during the nine months ended September 30, 2008, compared to $9.3 million during the nine months ended September 30, 2007. The decrease was due to an decrease in the rate paid to 3.29% during the nine months ended September 30, 2008 from 4.06% during the nine months ended September 30, 2007. The average balance of interest bearing deposits increased to $331 million in 2008 from $304 million in 2007. Interest expense on other borrowings increased to $1,423,000 during the nine months ended September 30, 2008, compared to $981,000 during the nine months ended September 30, 2007. The increase was due to an increase in the average balance of other borrowings to $54.5 million in 2008 from $28.0 million in 2007. The increase in other borrowings reflected the market opportunity to secure low cost funds in the declining interest rate environment. The average rate paid on other borrowings declined to 3.48% during the nine months ended September 30, 2008 compared to 4.66% during the nine months ended September 30, 2007.

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

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007, Continued

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

The provision for loan losses was $2,139,000 for the nine months ended September 30, 2008 compared to $489,000 for the nine months ended September 30, 2007. While continued economic weakness, or other factors could cause continued stress on the loan portfolio and affect the levels of nonperforming assets and charge-offs, management believes that the levels of nonperforming assets and the charge-off ratio adequately reflect the current circumstances.

The allowance for loan losses is $3.9 million at September 30, 2008. While management believes that its allowance for loan losses is adequate as of September 30, 2008, future adjustments to the Company’s allowance for loan losses may be necessary as economic conditions could dictate.

Noninterest Income. Noninterest income increased to $1,546,000 in 2008 from $1,195,000 for the nine months ended September 30, 2007. The increase was primarily due to a death benefit received from bank owned life insurance.

Noninterest Expenses. Total noninterest expenses increased to $9.3 million for the nine months ended September 30, 2008 from $8.3 million for the comparable period ended September 30, 2007 due to a $295,000 increase in FDIC insurance combined with increases in most categories of noninterest expenses reflecting the opening of new banking offices.

Income Taxes. Income taxes for the nine months ended September 30, 2008, were $133,000 or 13.1% compared to $1.3 million or 35.6% for the period ended September 30, 2007. The lower tax rate reflects an increase in tax-free income, which constitutes a significantly larger percentage of pretax income.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: November 12, 2008	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer