Form 10-K
period 2008-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2009-03-27
CIK 1082564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $5.04, as quoted on the NASDAQ Capital Market, on March 2, 2009 was approximately $11,125,760. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 2, 2009: 4,151,431 shares of $.05 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 18, 2009, are incorporated by reference into Part III of this report.

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

First Community Bank

First Community owns all of the outstanding common stock of First Community Bank and First Community Lender Services, Inc. Our primary business activity, however, is the operation of our wholly-owned subsidiary First Community Bank, which was established in February 1985. First Community Bank has eleven branch locations in Pinellas, Hillsborough, Pasco and Charlotte Counties. It is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Hillsborough County, two banking offices in Pasco County, and three banking offices located in Charlotte County, Florida.

As of December 31, 2008, First Community Bank had assets of approximately $502 million, net loans of $404 million and deposits of $403 million. Due to its strong focus on commercial lending, approximately 53% of First Community Bank’s total loans are commercial and 8% of its total deposits are comprised of non-interest bearing checking accounts.

First Community Lender Services, Inc.

First Community Lender Services, Inc. was incorporated in 2001 as a wholly-owned subsidiary of First Community. First Community Lender Services was originally established to network with title insurance vendors. In November 2004, 1031 Exchange services were added. A 1031 Exchange allows customers to sell investment property/properties and defer any capital gains taxes by purchasing a “like-kind” replacement property/properties within a certain time frame under Section 1031 of the Internal Revenue Code. First Community Lender Services, Inc. had nominal operations in 2008.

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

Products and Services

General. Through First Community Bank we offer a broad array of traditional banking products and services to our customers, including the products and services described below. These services are offered at each of our banking locations, as well as through our online banking program at www.fcbfl.com.

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

Construction and Development Loans. Construction and development loans are made on both a pre-sold and speculative basis, and generally have a fixed interest rate. If the borrower has entered into an arrangement to sell the property prior to beginning construction, we consider the loan to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, we consider the loan to be on a speculative basis. We make residential and commercial construction loans to builders and developers as well as consumers who are contracting with a builder to build their own residence. As of December 31, 2008, our construction real estate portfolio consisted of 33% residential and 67% commercial for a total of $14,050,000 in construction loans. The terms of most construction and development loans range from twelve to twenty four months. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on a percentage of completion basis under a set budget and only after a third party inspector inspects the project. These loans generally command higher rates and fees commensurate with the risks warranted in the construction loan field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and our ability to administer and control all phases of construction disbursements. The primary source of repayment for most construction loans is the sale of the property. If the property is to be occupied by the borrower or leased to a third party, then upon completion of construction, we typically convert the loan to a permanent loan on a monthly amortization with a longer maturity.

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

Information About Our Primary Markets

Pinellas, Hillsborough, Pasco and Charlotte Counties are considered to be our primary market areas. Pinellas County, located on Florida’s Gulf Coast, is a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east. Pinellas County estimated its population in 2008 to be almost one million. Two of the top five beaches in the United States are located along the 588 miles of Pinellas County coastline, according to America’s Best Beaches’ List. Florida is nicknamed the “Sunshine City,” and St. Petersburg averages 361 sunny days every year, and is located in southeast Pinellas County. St. Petersburg is also home to the MLB Tampa Bay Rays. Top key business segments in Pinellas County are services industries, light manufacturing and financial services. Pinellas County has received the “Successful Community Award” for creating a special metropolitan region by improving housing, expanding recreational opportunities and protecting the environment. Hillsborough County is located midway along the west coast of Florida and is contiguous with Pinellas County. As of 2008, Hillsborough County estimated its population at 1,198,177. The City of Tampa is the largest city in Hillsborough County and is the third most populous city in Florida. It is approximately 20 miles northeast of St. Petersburg. Hillsborough’s key business segments include tourism, agriculture, construction, finance, health care, government, technology, and the port of Tampa, which is the seventh largest in the Nation. Tampa is home to both the NFL Tampa Bay Buccaneers and the NHL Tampa Bay Lightning. Pasco County, located on the Gulf of Mexico in the Tampa Bay area, is part of a nine-county region referred to as the “Nature Coast.” Pasco County estimated its population to be approximately 462,801 in 2008. Located in the rolling hills of eastern Pasco County, Dade City is the county seat. Pasco County’s economy has historically been tied to agriculture, however, over time it has shifted more to service, government and retail. Pasco County has a total of 745 square miles with more than 100 square miles of managed recreational facilities, including parks, four artificial reefs (one made up of surplus military tanks), more than 25 golf courses, and three State-designated canoe trails. Charlotte County is located between Lee County (Fort Myers) and Sarasota County in Southwest Florida on the Gulf of Mexico. Charlotte County estimated its population in 2008 at 167,932. Port Charlotte, the county’s geographical center, is approximately 100 miles south of St. Petersburg. Charlotte County features over 70 parks and recreational areas, including Charlotte Harbor, which is the 17th largest estuary in the Nation and the 2nd largest estuary in the State encompassing 270 square miles. The top two business segments of the County are service industries and construction. Charlotte County has been designated one of the top ten sailing destinations by SAIL magazine, and ranked 3rd “Best in America” place to live and golf by Golf Digest.

Competition

We are subject to intense competition from a variety of different competitors in our primary market areas in all phases of our operations. These competitors include:

•	Large national and super-regional financial institutions that have well-established branches and significant market share in the communities we serve;

•	Finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;

•	Credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks;

•	Other community banks, including start-up banks that can compete with us for customers who desire a high degree of personal service;

•	Technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services; and

•	Both local and out-of-state trust companies and trust service offices.

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

Personnel

At December 31, 2008, First Community had four officers and no other employees and First Community Bank had 97 full-time employees and 3 part-time persons. First Community Lender Services, Inc. has no employees of its own and operates using employees of First Community Bank.

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

In addition, the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program (“CPP”) with the United States Department of the Treasury (“Treasury”) has limited the ability to declare or pay dividends on any of the Company’s shares. Specifically, under the Purchase Agreement with the Treasury, the Company is unable to declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock. In addition, the Company’s ability to repurchase shares is restricted. Treasury consent generally is required for the Company to make any stock repurchase until the third anniversary of the investment by the Treasury unless all of the Series A Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series A Preferred Stock dividends.

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

First Community Bank’s tangible capital, core capital, and risk-based capital ratios at December 31, 2008, were 7.27%, 9.81%, and 11.07%, respectively.

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

At December 31, 2008, First Community Bank exceeded each of its capital requirements. See Note 12 to the consolidated financial statements for a summary of the regulatory capital levels and percentages.

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

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980’s to resolve the thrift bailout. During the year ended December 31, 2008, the quarterly assessments averaged approximately .00285% of assessable deposits, and First Community Bank paid approximately $41,300 in assessments.

Business Activities.

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires a savings institution to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. The definition of portfolio assets has recently been amended to include the small business loans upon which we focus. As of December 31, 2008, we exceeded the QTL test, maintaining approximately 87% of our portfolio assets in qualified thrift investments.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2008, dividends paid by the FHLB-Atlanta to First Community Bank amounted to approximately $100,000, at a yield of 3.70% on our investment. Should dividends be reduced, or interest on FHLB advances increased, our consolidated net interest income might also be reduced. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock we hold will not decrease as a result of any new legislation.

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

Emergency Economic Stabilization Act

In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, and established the TARP. As part of TARP, the U.S. Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On December 23, 2008, First Community issued $10.685 million in preferred stock and a warrant to purchase 228,312 shares of common stock at $7.02 to the U.S. Treasury. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting First Community.

American Recovery and Reinvestment Act of 2009

On February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future CPP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of First Community and First Community Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of First Community or First Community Bank. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. We cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Risk Related to Our Business

Recent negative developments in the financial services industry and the U.S. and global credit markets have adversely impacted our operations and results and may continue to do so

Negative developments in the latter portion of 2007 and during 2008 in the capital markets have resulted in an economic downturn and uncertainty in the financial markets that appears certain to continue through 2009 and possibly beyond. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of financial institution holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of any new legislation in response to those developments could continue to negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Our business is subject to the success of the local economies where it operates

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenged, our business may be adversely affected. Prolonged adverse economic conditions in our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders, developers and individuals. Land acquisition and development and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential or commercial units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. Non-performing loans in our land acquisition and development and construction portfolio may increase further and these non-performing loans may result in a material level of charge-offs, which may negatively impact our capital and earnings.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of its examination process, the Bank’s earnings and capital could be significantly and adversely affected.

If the value of real estate in our core Florida market were to continue to decline materially, a greater portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in Pinellas, Hillsborough, Pasco and Charlotte Counties Florida, a continued decline in local economic conditions will continue to adversely affect the values of our real estate collateral. Additionally, the availability of property insurance, including windstorm and flood insurance, and the significant increases in the cost thereof in the Florida market may negatively affect borrowers’ abilities to repay existing loans and the abilities of potential borrowers to qualify for new loans. Consequently, the expected continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Bank often secures its loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Continued deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to residential mortgage lending, declining real estate values and general economic concerns. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we may face increased delinquencies and non-performing assets if builders and developers are forced to default on their loans with us. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

If we are unable to increase our share of deposits in our markets, we may accept out of market and brokered deposits, the costs of which may be higher than expected.

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service areas. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

Our continued growth and current level of earnings may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources as a result of the recent sale of the Series A Preferred Stock to the Treasury will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot give any assurance that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Board of Governors of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the held-to-maturity, available for sale, and trading securities portfolios, and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all financial institutions and financial institutions holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate, or “CRE,” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. The banking regulators are more closely scrutinizing CRE lending and may require banks with higher levels of CRE loans to implement more rigorous underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

We are dependent upon the services of our management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and other personnel. Competition for such personnel is intense, and we cannot assure you that the Company will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to the Company’s business and could have a material adverse effect on our business, financial condition and results of operations.

Our profitability could be adversely affected if we are unable to promptly deploy the capital raised in our recent offering

We may not be able to immediately deploy all of the capital raised in the recent sale of the Series A Preferred Stock to the Treasury. Investing the offering proceeds in securities until we are able to deploy the proceeds will provide lower margins than we generally earn on loans, potentially adversely affecting shareholder returns, including earnings per share, return on assets and return on equity.

Losses from loan defaults may exceed the allowance we establish for that purpose, which will have an adverse effect on our business.

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

Risk Related to an Investment in Our Securities

Our growth strategy may not be successful.

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

Because of our participation in the U.S. Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

On December 23, 2008, the Company issued to the U.S. Treasury for aggregate consideration of $10,685,000: (i) 10,685 shares of Series A Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share; and (ii) a warrant to purchase 228,312 shares of the Company’s common stock, par value $0.05 per share. Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. In addition, our ability to repurchase our shares is restricted. Treasury consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless all of the Series A Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividends.

In addition, pursuant to the terms of the Purchase Agreement, we adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the Purchase Agreement, including the common stock which may be issued pursuant to the warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards are evolving as evidenced by the ARRA and their impact on our ability to attract and retain qualified senior management is unknown. Since the warrant has a ten year term, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten year time period.

Changes in the terms of the TARP-CPP are unpredictable and could adversely affect our operations.

Pursuant to the TARP-CPP Purchase Agreement, the U.S. Treasury has the right to unilaterally amend the Purchase Agreement to impose new terms and conditions upon TARP-CPP participants to comply with changes in Federal law. This has already occurred with the ARRA. It is impossible to know if future changes in law will result in new terms and conditions being imposed upon us as participants in TARP-CPP and the impact of any such changes can not be determined.

Future capital needs could result in dilution of an investment in our shares.

Our Board of Directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would dilute the ownership interests of our shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our shareholders which may adversely impact our shareholders. Furthermore, future additional dilution may result from exercises of outstanding stock options and warrants.

Although publicly traded, the trading market in our common stock is less liquid and the price of our common stock due to this limited trading market may be more volatile in the future.

Our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital and is dependent upon the receipt of dividends from the Bank and cash available at the holding company. The ability of the Bank to pay dividends to us is limited by its obligation to maintain sufficient capital and by other general restrictions on their dividends that are applicable to thrifts that are regulated by the OTS. We have never paid a cash dividend on our common stock.

Our preferred shares impact net income available to our common shareholders and our earnings per share

As long as there are shares of Series A Preferred Stock outstanding, no dividends may be paid on our common stock unless all dividends on the preferred shares have been paid in full. The dividends declared on our Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. Additionally, warrants to purchase our common stock issued to the Treasury in conjunction with the Series A Preferred Stock, may be dilutive to our earnings per share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our business.

We may issue debt and equity securities or securities convertible into equity securities, which are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, common stock, warrants, or other securities convertible into common stock. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Future sales of our common stock could depress the price of the common stock.

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

There are substantial regulatory limitations on ownership of our common stock and changes of control.

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

In addition to our headquarters, we currently have ten branch offices: St. Petersburg, Largo, West Central, South Shore, West Shore, Dade City, Zephyrhills, Port Charlotte, Punta Gorda, and Veterans. We own our West Central, West Shore, Port Charlotte, Punta Gorda, Veterans and Zephyrhills offices. The new West Central office in Pinellas County consists of a 3,000 square foot, single story, facility with two drive-through lanes and a drive-up ATM. Our West Shore office in Hillsborough County is a two-story, 6,200 square foot building, with four drive-through lanes and an ATM machine. The Port Charlotte office is located in a stand-alone building consisting of approximately 4,000 square feet, with one drive-through lane. We renovated a 1,509 square foot vacant commercial building for our Punta Gorda office, which has two drive-through lanes. The Veterans office, in Charlotte County, is a two-story, 7,400 square foot building with four drive-through lanes and an ATM machine. We lease the St. Petersburg, Largo, South Shore, and Dade City offices. The St. Petersburg office consists of a 7,400 square foot, single story facility, with three drive-through lanes and an ATM machine. The Largo office consists of a 2,000 square foot, single story, stand alone facility with one drive-through lane. Our South Shore office, located in Apollo Beach in Hillsborough County, is a 3,227 square feet facility with one drive-through lane. The Dade City office consists of 1,400 square feet and is located in a retail center.

We operate a 5,749 square foot operations center in Largo, Florida, which is leased.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our properties are subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On September 4, 2003, our stock began trading on The NASDAQ SmallCap Market (currently the NASDAQ Capital Market) under the symbol “FCFL.” As of March 2, 2009, there were 151 registered holders of common stock of First Community and approximately 515 street name holders. On March 15, 2005, we paid a stock dividend in common stock equal to 5% of the outstanding shares to shareholders of record as of the close of business on March 1, 2005. On January 20, 2006, a three-for-two stock split was issued to shareholders of record as of the close of business on January 10, 2006. On February 28, 2007 we paid a common stock dividend equal to 5% of our common shares outstanding to record holders as of the close of business on February 12, 2007. We did not repurchase any of our equity securities during the fourth quarter of 2008.

On March 2, 2009, the closing sales price of our common stock was $5.04 compared to $4.75 at December 31, 2008.

	Calendar Years
	2008		2007
	Low	High	Low	High
	(Per share)		(Per share)
First Quarter*	$10.00	$11.15	$18.05	$22.00
Second Quarter*	9.15	12.10	14.05	19.00
Third Quarter*	6.01	10.25	13.57	17.24
Fourth Quarter*	4.75	9.95	10.98	14.60

*	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007 and three-for-stock split issued on January 20, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity compensation plans approved by security holders	661,881	$10.78	44,489
Equity compensation plans not approved by security holders

Total	661,881	$10.78	44,489

(1)	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.
(2)	Excludes securities reflected in first column.

(Remainder of this page intentionally left blank)

Stock Performance Graph

The following graph compares the cumulative stockholder’s return on First Community’s common stock with: (i) SNL Financial LC’s index for southeastern banks and bank holding companies; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from December 31, 2003 to December 31, 2008, inclusive.

First Community Bank Corporation of America

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Community Bank of America	100.00	189.55	184.16	194.46	118.90	51.34
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
SNL Southeast Bank	100.00	118.59	121.39	142.34	107.23	43.41

Item 6.	Selected Financial Data

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

	At or for the year ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Total assets	$501,645	$436,481	$390,899
Cash and cash equivalents	32,458	9,100	11,527
Securities available for sale	25,227	6,847	4,188
Securities held to maturity	8,296	10,330	11,151
Loans, net	403,855	382,551	346,788
Deposit accounts	402,871	334,620	299,710
Stockholders’ equity	44,474	36,968	33,682
Selected Operating Data:
Total interest income	$27,153	$28,830	$24,462
Total interest expense	12,633	13,843	9,627
Net interest income	14,520	14,987	14,835
Provision for loan losses	9,237	1,165	230
Net interest income after provision for loan losses	5,283	13,822	14,605
Non-interest income	1,898	1,814	1,583
Non-interest expenses	13,211	11,219	10,434
Net earnings	(3,635)	2,865	3,652
Per Share Data(1):
Basic earnings per share	$(.88)	$.70	$.91
Diluted earnings per share	$(.88)	$.67	.85
Book value per share	$8.61	$9.06	8.35
Performance Ratios:
Return on average assets (R.O.A.)	(.78)%	.69%	1.03%
Return on average equity (R.O.E.)	(9.74)%	8.05%	11.59%
Dividend payout ratio	—	—	—
Equity to Assets	8.87%	8.47%	8.62%
Interest-rate spread during the period	3.15%	3.36%	3.72%
Net interest margin	3.42%	3.88%	4.39%
Non-interest expense to average assets	2.83%	2.70%	2.95%
Other Ratios and Data:
Average equity to average assets	8.03%	8.57%	8.90%
Allowance for loan losses to total loans	2.00%	1.16%	1.00%
Net charge-offs to average loans	1.39%	.03%	.05%
Non-performing loans to total loans	3.19%	.61%	.04%
Allowance for loan losses to non-performing loans	62.51%	189.47%	2338.46%
Non-performing loans and foreclosed real estate as a percentage of total assets	2.93%	.66%	0.13%
Total number of full-service banking offices	10	9	7

(1)	All per share amounts have been adjusted to reflect the 5% stock dividends paid March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Community Bank and First Community Lender Services, Inc. are wholly-owned subsidiaries. Our primary business activity is the operations of First Community Bank, a federally-chartered stock savings bank. First Community provides a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Hillsborough County, two banking offices in Pasco County and three banking offices located in Charlotte County, Florida. First Community Lender Services, Inc. provides tax deferred 1031 exchange services for eligible transactions. The following is a description of the significant accounting policies that we follow in preparing and presenting our consolidated financial statements.

Critical Accounting Policies

We believe that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers adequate to absorb loan losses inherent in the portfolio, based on evaluations of the collectability and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

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

Loans

We believe that general economic conditions in our primary service areas, including the real estate market, continue to be healthy due to the growth in the areas’ population and demand for real estate property and personal services. Accordingly, we have experienced continued demand for consumer and commercial loans in 2008 as net loans increased $21.3 million, or 5.6%, to $403.9 million at December 31, 2008. Commercial loan activity is focused on seasonal working capital loans and commercial real estate term loans. At December 31, 2008, 2007 and 2006, our non accrual loans had balances of $13,165,000, $2,364,000, and $150,000, respectively.

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

Charge-Offs Policy. All loans deemed uncollectible by management will be charged-off or written down as per the following guidelines:

	December 31,
Type of Loan	Amount 2008	Percent of Loans in Each Category to Total Loans 2008	Amount 2007	Percent of Loans in Each Category to Total Loans 2007	Amount 2006	Percent of Loans in Each Category to Total Loans 2006	Amount 2005	Percent of Loans in Each Category to Total Loans 2005	Amount 2004	Percent of Loans in Each Category to Total Loans 2004
	(Dollars in thousands)
Residential mortgage loans	$121,427	29.4%	$128,426	33.0%	$114,311	32.6%	$75,585	27.3%	$44,147	21.0%
Commercial real estate loans	197,716	47.8	180,304	46.5	162,973	46.5	109,995	39.8	97,849	46.9
Commercial loans	22,829	5.5	22,343	5.8	21,572	6.1	31,916	11.6	24,322	11.6
Installment loans	71,202	17.3	56,496	14.6	51,784	14.8	58,708	21.3	42,335	20.3

Subtotal	413,174	100.0%	387,569	100.0%	$350,640	100.0%	276,204	100.0%	208,653	100.0%

Deduct:
Allowance for loan losses	(8,230)		(4,479)		(3,499)		(3,416)		(2,640)
Net deferred loan fees	(1,089)		(539)		(353)		(254)		(224)

Net loans	$403,855		$382,551		$346,788		$272,534		$205,789

•	All open-end credits past due for more than 90 days and all unsecured closed-end credits past due for 90 days must be charged-off.

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

The following is an analysis of maturities of our loans as of December 31, 2008 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Residential mortgage loans	16,428	13,095	91,904	121,427
Commercial real estate loans	61,979	73,401	62,336	197,716
Commercial loans	14,852	7,214	763	22,829
Installment loans	11,880	21,083	38,239	71,202

Total	$105,139	$114,793	$193,242	$413,174

All loans are recorded according to original terms and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2008, the amount of loans due after one year with fixed interest rates totaled approximately $95.6 million, while the amount of loans due after one year with floating interest rates totaled approximately $189.8 million. We generally do not make fixed-rate loans with maturities longer than five years.

At December 31, 2008, 2007, 2006, 2005, and 2004 non accrual loans were as follows for the years indicated (dollars in thousands):

	At December 31,
	2008	2007	2006	2005	2004
Residential mortgage loans	$3,103	$1,042	$—	$—	$57
Commercial real estate loans	9,737	1,289	150	—	—
Commercial loans	74	—	—	—	—
Installment loans	251	33	—	—	23

Total non-accrual loans	$13,165	$2,364	$150	$—	$80

At December 31, 2008, our loans that would be defined as troubled debt restructuring had a balance of $15,850,000. For the prior years ending December 31, 2007, 2006, 2005, and 2004 there were no loans which would be defined as troubled debt restructurings. At December 31, 2008, 2007, 2006, 2005 and 2004 there were no loans which were past due ninety days or more and still accruing.

An analysis of our allowance for loan losses and loan loss experience (charge-offs and recoveries) is furnished in the following table (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Balance at beginning of period	$4,479	$3,499	$3,416	$2,640	$2,041

Charge-offs:
Consumer	(320)	(85)	(19)	(20)	(54)
Commercial	(515)	(96)	(134)	(2)	(2)
Residential	(4,734)	(7)	—	—	—
Recoveries:
Consumer	16	3	6	2	14
Commercial	—	—	—	1	—
Residential	67	—	—	—	36

Net charge-offs	(5,486)	(185)	(147)	(19)	(6)
Provision for losses charged to operations	9,237	1,165	230	795	605

Balance at end of period	$8,230	$4,479	$3,499	$3,416	$2,640

Asset Quality Ratios
Net charge-offs to average loans	1.39%	.03%	.05%	(0.01)%	(0.00)%
Allowance for loan losses to total loans	2.00	1.16	1.00	1.24	1.27
Allowance for loan losses to non performing loans	62.51	189.47	2,388.46	—	3,300.00
Non performing loans to total loans	3.19	.61	.04	—	0.04
Non performing loans to total assets	2.62	.54	.04	—	0.03

At December 31 the allowance for possible credit losses were generally allocated as follows for the years indicated (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential mortgage loans	$2,812	29.4%	$901	33.3%	$317	32.6%	$417	27.3%	$238	21.2%
Commercial real estate loans	3,392	47.8	2,094	46.5	$1,400	46.5	1,447	39.8	1,251	46.9
Commercial loans	416	5.5	244	5.8	945	6.1	819	11.6	699	11.6
Installment loans	1,610	17.3	1,240	14.4	837	14.8	733	21.3	452	20.3

Total	$8,230	100.0%	$4,479	100.0%	$3,499	100.0%	$3,416	100.0%	$2,640	100.0%

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

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2008, 2007 and 2006 the carrying value of our investments:

	December 31,
Investment Category	2008	2007	2006
	(dollars in thousands)
Available for sale:
U.S. Treasury securities	$—	$—	$498
U.S. Government agency securities	2,546	4,273	2,993
Mortgage-backed securities	22,681	2,574	697

Total	$25,227	$6,847	$4,188

Held to maturity:
U.S. Government agency securities	$500	$2,156	$2,646
Mortgage-backed securities	779	1,156	1,487
Municipal securities	7,017	7,018	7,018

Total	$8,296	$10,330	$11,151

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:
U.S. Treasury securities	$—	0%	$—	0%	$—	0%	$—	0%	$—	0%
U.S. Government agency securities	504	5.25%	$—	0%	1,540	5.74%	502	5%	2,546	5.50%

Total	$504	5.25%	$—	0%	$1,540	5.74%	$502	5%

Mortgage-backed securities									22,681	4.31%

Total									$25,227	4.43%

Held to Maturity:
U.S. Government agency and municipal securities	$—	0%	$—	0%	$1,249	4.55%	$6,268	4.03%	$7,517	4.12%

Mortgage-backed securities									779	3.58%

Total									$8,296	4.07%

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

Dividends. There are statutory and regulatory limitations on the payment of dividends by this subsidiary. The ability of First Community Bank to pay a dividend to us is governed by the Office of Thrift Supervision’s capital distribution regulation and the United States Treasury’ Troubled Asset Relief Program Capital Purchase Program. These regulations and First Community Bank’s ability to pay dividends to us, is addressed in the sections entitled “Regulation and Supervision” and “Dividends.”

Management regularly reviews our liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, borrowings from the FHLB and funds received from our participation in the Capital Purchase Program. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. We maintain lines of credit at Silverton Bank upon which we can draw up to $12 million. The line of credit at Silverton Bank is secured by our common stock. There is a $2 million balance on that line of credit as of December 31, 2008

A full range of interest bearing and non-interest bearing accounts, are offered, including business and consumer checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are individuals, businesses and employees of businesses within our market areas. Deposits are generally obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits. In addition, we have implemented a service charge fee schedule competitive with other financial institutions in our market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $403, $335, and $300, million at December 31, 2008, 2007, and 2006, respectively. Most of the $68 million increase in deposits since December 31, 2007, was attributable to growth in time deposits reflecting the impact of the interest rate environment. The funding requirements for loans have continued to increase in 2008, from 2007 levels. Net loans have increased $21 million during the period from December 31, 2007, to December 31, 2008. Management anticipates that a stable base of deposits combined with favorably priced advances from the Federal Home Loan Bank will be our primary source of funding to meet both our short-term and long-term liquidity needs in the future.

The following table presents, for the years ended December 31 2008, 2007, and 2006 the average amount of, and average rate paid on, each of the following deposit categories (dollars in thousands):

	Average Amount			Average Rate Paid
Deposit Category	2008	2007	2006	2008	2007	2006
Non interest bearing demand	$33,429	$35,750	$49,143	—%	—%	—%
Savings, NOW and money market deposits	130,833	113,196	103,239	1.87	2.31	2.04
Time deposits	205,375	191,858	140,104	4.07	5.09	4.41

Total	$369,637	$340,804	$292,486	3.21%	3.70%	2.83%

The following table indicates the amount of outstanding time certificates of deposit of $100,000 or more and their respective maturities as of December 31 (in thousands):

2008
3 months or less	$35,628,890
3-12 months	$39,550,284
1-3 years	$25,322,749
Over 3 years	$3,926,218

Total	$104,428,141

Borrowings. To date, we have relied on deposits, proceeds from sales of loans and securities, repurchase agreements, and borrowings from the Federal Home Loan Bank as our major sources of funding. As of December 31, 2008, we held repurchase agreements, which are used as sweep account for commercial customers, of approximately $8.3 million. We will continue to rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet our demand for loans, we have the ability to seek a portion of the needed funds through loans (advances) from the FHLB where it currently has the ability to borrow up to $87 million. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2008, 2007 and 2006, are set forth in the table below ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate		At December 31,
			2008	2007	2006
2007	5.50		—		17,500
2007	5.36		—		7,000
2007	3.34		—		2,000
2008	4.64		—	8,000	—
2008	4.45		—	3,000	3,000
2008	4.14		—	2,000	2,000
2009	3.71		1,000	1,000	1,000
2010	3.75	(1)	5,000	5,000
2011	5.40		5,000	5,000	5,000
2012	4.06		5,000	5,000	—
2013	2.30	(4)	1,000	—	—
2015	2.76	(2)	5,000	—	—
2015	2.93	(2)	5,000	—	—
2016	4.62	(3)	5,000	5,000	5,000
2017	2.92	(4)	6,000	6,000	—

			$38,000	$40,000	$42,500

(1)	FHLB has a call option in December 2009
(2)	FHLB has a call option in February 2011
(3)	FHLB has a call option in October 2009
(4)	FHLB has a call option in March 2009

Company Participation in the Capital Purchase Program. In December 2008, we determined that it was in our best interest to participate in the CPP subdivision of TARP. Under the program, the Treasury can purchase shares of senior preferred stock (“Preferred Stock”) and a warrant to purchase common stock (“Warrant”) of financial institutions.

On December 18, 2008, we filed with the Division of Corporations, Secretary of State of Florida an amendment to our Articles of Incorporation establishing the terms of the preferred shares. Subsequently on December 23, 2008, pursuant to the CPP, we agreed to issue and sell, and the Treasury agreed to purchase: (a) 10,685 shares (the “Preferred Shares”) of Company Fix Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (b) a ten-year warrant (the “Warrant”) to purchase up to 228,312 shares of Company common stock (the “Common Stock”), at an exercise price of $7.02 per share. The issuance and sale also closed on December 23, 2008 and was exempt from registration as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price for the Preferred Shares and the Warrant was $10,685,000, or $1,000 per Preferred Share.

Under the CPP Purchase Agreement, cumulative dividends on the Preferred Shares will accrue on the purchase price at an annual rate of 5% per year for the first five years and at an annual rate of 9% thereafter, but will be paid only if and when declared by our Board of Directors. The Preferred Shares have no maturity date and rank senior to the Common Stock (and pari passu with any other Company senior preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends, distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at our option at 100% of their liquidation preference, provided that we have consulted with the OTS regarding any repurchase. Although ARRA was not specific, we believe the Treasury will require the OTS’ consent as part of such consultation to redeem the Preferred Shares.

The Treasury may not transfer any portion of the Warrant covering, or exercise the Warrant for more than one-half of, the 228,312 shares of Common Stock underlying the Warrant until the earlier of: (a) the date on which we have received aggregate gross proceeds of not less than $1,671,250 from qualified equity offerings; and (b) December 31, 2009. In the event we complete qualified equity offerings on or prior to December 31, 2009 raising gross proceeds of at least $1,671,250, the number of shares of Common Stock underlying the Warrant will be reduced by one-half. Pursuant to the CPP, a qualified equity offering is the sale and issuance for cash by the Company to persons other than the Company or any Company subsidiary of securities that qualify as Tier 1 capital for the Company at the time of issuance.

Average Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Real estate operating leases	$596	$1,116	$919	$1,082	$3,713
Certificates of Deposit	190,487	51,285	5,205	0	$246,977
Federal home loan bank advances	1,000	10,000	6,000	21,000	$38,000

Total	$192,083	$62,401	$12,124	$22,082	$288,690

Further discussion of the nature of each obligation is included in “Note 4-Premises and Equipment, Net”, “Note 5-Deposits”, and “Note 6-Federal Home Loan Bank Advances”.

Average Balance, Interest and Average Yields and Costs

The following is an analysis of the net interest earnings for the years ended December 31, 2008, 2007, and 2006, with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities.

(Table on following page)

For purposes of these analyses, non-accruing loans, if any, are included in the average balances.

	For the Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans(1)	$389,862	25,413	6.52%	$361,881	$27,481	7.59%	$313,688	$23,656	7.54%
Securities(2)	29,006	1,410	4.86%	17,595	819	4.65%	15,181	592	3.90%
Other interest earnings assets	5,692	330	5.80%	6,751	530	7.85%	8,928	214	2.40%

Total earning assets	424,560	27,153	6.40%	386,227	28,830	7.46%	337,797	24,462	7.24%

Non-earning assets	42,933			29,171			16,057

Total Assets	$467,493			$415,398			$353,854

LIABILITIES:
Interest-bearing liabilities:
Savings NOW and money market	$130,833	2,449	1.87%	$113,196	2,612	2.31%	$103,239	2,105	2.04%
Time Deposits	205,375	8,349	4.07%	191,858	9,763	5.09%	140,104	6,175	4.41%

Total Interest Bearing Deposits	336,208	10,798	3.21%	305,054	12,375	4.06%	243,343	8,280	3.40%
Other borrowings(3)	53,336	1,835	3.44%	32,089	1,468	4.57%	29,869	1,347	4.51%

Total interest-bearing liabilities	389,544	12,633	3.24%	337,143	13,843	4.11%	273,212	9,627	3.52%

Non interest-bearing liabilities	40,395			42,655			49,143
Net Preferred Stock	223
Stockholders’ equity	37,331			35,600			31,499

Total liabilities and equity	$467,493			$415,398			$353,854

Net interest income		$14,520			$14,987			$14,835

Interest-rate spread(4)			3.15%			3.36%			3.72%
Net interest margin(5)			3.42%			3.88%			4.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.09			1.15			1.24

(1)	Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include non-performing loans.
(2)	Yields on securities available for sale are based on average amortized cost.
(3)	Other borrowings include Federal Home Loan Bank Advances, repurchase agreements with customers and First Community’s line of credit.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earnings assets and the weighted-average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2008 Compared to 2007 Increase (Decrease) Due to (dollars in thousands)
	Rate	Volume	Rate/ Volume	Total
Interest Income:
Loans	$(3,872)	$2,124	$(320)	$(2,068)
Securities	(62)	591	(39)	490
Other interest-earning assets	(42)	(63)	6	(99)

Total increase in interest income	$(3,976)	$2,652	$(353)	$(1,677)

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	(498)	407	(72)	(163)
Time deposits	(1,957)	688	(145)	(1,414)
Other borrowings	(363)	971	(241)	367

Total increase in interest expense	(2,818)	2,066	(458)	(1,210)

Net change in net interest income	$(1,158)	$586	$105	$(467)

	Year Ended December 31, 2007 Compared to 2006 Increase (Decrease) Due to (dollars in thousands)
	Rate	Volume	Rate/ Volume	Total
Interest Income:
Loans	$157	$3,634	$34	$3,825
Securities	199	97	32	328
Other interest-earning assets	360	(54)	(91)	215

Total increase (decrease) in interest income	$716	$3,677	$(25)	$4,368

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	227	208	17	452
Time deposits	1,009	2,262	373	3,644
Other borrowings	18	100	2	120

Total increase (decrease) in interest expense	1,254	2,570	392	4,216

Net change in net interest income	$(538)	$1,107	$(417)	$152

Comparison of the Years Ended December 31, 2008 and 2007

General. We recorded a net loss of $3.6 million for the year ended December 31, 2008 or $(.88) earnings per basic share and $(.88) earnings per diluted share, compared to a net income of $2.9 million or $0.70 earnings per basic share and $0.67 earnings per diluted share for the year ended December 31, 2007. The $6.5 million decrease in earnings reflected an $8.1 million increase in provision for loan losses, which increased the loan loss reserve to $8.2 million, or 2.0% gross loans. Net loan charge-offs were $5.5 million for 2008, compared to $185 thousand for 2007.

Net Interest Income. Interest income decreased to $27.2 million during the year ended December 31, 2008, from $28.8 million in 2007. Interest on loans for the year ended December 31, 2007 decreased to $25.4 million from $27.5 million for the year ended December 31, 2007. The decrease in interest on loans reflected an overall decline in market interest rates combined with the impact of an increase in nonaccrual loans. The average yield on the loan portfolio decreased to 6.25% for the year ended December 31, 2008 from an average yield of 7.59% for the year ended December 31, 2007. Interest on securities increased from $819,000 in 2007 to $1,400,000 in 2008. This increase reflected an improvement in the investment portfolio yield to 4.86% in 2008 from 4.65% in 2007 combined with an increase in the average balances in the portfolio to $29.0 million for the year ended December 31, 2008 from $17.6 million for the year ended December 31, 2007.

Interest expense on interest bearing deposit accounts decreased to $10.8 million during the year ended December 31, 2008, compared to $12.4 million during the year ended December 31, 2007. The decrease was due to a decrease in the average rates paid on deposits to 3.21% in 2008 from 4.06% in 2007. The decrease in rates reflected the declining interest rate environment for most of the year.

Interest expense on other interest bearing liabilities increased to $1.8 million during the year ended December 31, 2008, compared to $1.5 million in 2007. The increase was primarily due to an increase in the average balance of such liability accounts.

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

The provision for loan losses was $9,237,000 for the year ended December 31, 2008, compared to $1,165,000 for the year ended December 31, 2007. The increase in provision for loan losses reflected concerns over the declining real estate market values in Florida during a deepening recessionary period.

The allowance for loan losses was $8.2 million at December 31, 2008, which was up from $4.5 million at December 31, 2007 and is believed to be adequate. The provision expense increase reflected a $5.3 million increase in net charge-offs and raising the reserve for loan losses to 2.0% of gross loans on December 31, 2008, up from 1.16% on December 31, 2007. Future adjustments to the allowance for loan losses may be necessary if there is prolonged economic weakness in our markets. We believe that our conservative underwriting policies somewhat mitigates our exposure in the troubled Florida real estate market.

Non interest Income. Non interest income increased to $1.9 million in 2008 from $1.8 million for the year ended December 31, 2007. The increase is primarily due to a $411,000 increase in income from bank owned life insurance.

Non interest Expense. Total non interest expense increased to $13.2 million for the year ended December 31, 2008, from $11.2 million for the comparable period ended December 31, 2007. The increase in non interest expense reflects a $905,000 increase in other expense, which includes a $428,000 write off of goodwill and $408,000 in other real estate expenses and write downs. Increases in FDIC premiums contributed to a $309,000 increase in insurance premiums. Additionally, increases in employee compensation, occupancy, equipment expense, and data processing expense reflected the expansion in the branch network.

Income Taxes. Income taxes for the year ended December 31, 2008, was $(2.4) million or compared to $1.6 million or for the year ended December 31, 2007.

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

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31, 2008 and 2007, are as follows. All per share amounts reflect the 5% stock dividends paid in March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006 (in thousands, except share amounts):

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,627	$6,685	$6,803	$7,038
Interest expense	3,044	3,123	3,218	3,248

Net interest income	3,583	3,562	3,585	3,790
Provision for loan losses	7,098	1,246	713	180

Net interest income after provision for loan losses	(3,515)	2,316	2,872	3,610
Noninterest income	352	704	448	394
Noninterest expense	3,881	2,995	3,133	3,202

Earnings before income taxes	(7,044)	25	187	802
Income taxes	(2,528)	(149)	29	253

Net earnings	$(4,516)	$174	$158	$549

Basic earnings per share	$(1.09)	$.04	$.04	$.13
Diluted earnings per share	$(1.09)	$.04	$.04	$.13

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$7,308	$7,337	$7,258	$6,927
Interest expense	3,595	3,586	3,477	3,185

Net interest income	3,713	3,751	3,781	3,742
Provision for loan losses	676	176	176	137

Net interest income after provision for loan losses	3,037	3,575	3,605	3,605
Noninterest income	619	446	408	341
Noninterest expense	2,878	2,758	2,818	2,765

Earnings before income taxes	778	1,263	1,195	1,181
Income taxes	257	429	435	431

Net earnings	$521	$834	$760	$750

Basic earnings per share	$.13	$.20	$.19	$.18
Diluted earnings per share	.13	.19	.18	.17

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary data

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have audited the accompanying consolidated balance sheets of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 24, 2009

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Cash and due from banks	$6,873	8,412
Interest-bearing deposits with banks	141	688
Federal funds sold	25,444	—

Cash and cash equivalents	32,458	9,100

Other interest-bearing deposits with banks	300	498
Securities available for sale	25,227	6,847
Securities held to maturity (market value of $7,781 and $10,178)	8,296	10,330
Loans, net of allowance for loan losses of $8,230 in 2008 and $4,479 in 2007	403,855	382,551
Federal Home Loan Bank stock, at cost	2,555	2,504
Premises and equipment, net	12,903	11,486
Foreclosed real estate	1,523	538
Accrued interest receivable	1,765	1,855
Deferred income taxes	3,501	2,294
Bank owned life insurance	7,762	7,597
Other assets	1,500	881

	$501,645	436,481

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	32,796	31,454
Savings, NOW and money-market deposits	123,098	115,938
Time deposits	246,977	187,228

Total deposits	402,871	334,620

Federal Home Loan Bank advances	38,000	40,000
Federal funds purchased	—	8,900
Other borrowings	10,325	9,613
Accrued expenses and other liabilities	5,975	6,380

Total liabilities	457,171	399,513

Commitments (Notes 4, 15 and 19)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 10,685 shares issued and outstanding, at redemption value	10,685	—
Preferred stock discount	(33)	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,111,121 and 4,082,002 shares issued and outstanding in 2008 and 2007	205	204
Additional paid-in capital	30,388	30,216
Retained earnings	2,843	6,478
Accumulated other comprehensive income	386	70

Total equity	44,474	36,968

	$501,645	436,481

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Interest income:
Loans	$25,413	27,481	23,656
Securities	1,410	819	592
Other interest earning assets	330	530	214

Total interest income	27,153	28,830	24,462

Interest expense:
Deposits	10,798	12,375	8,280
Other borrowings	1,835	1,468	1,347

Total interest expense	12,633	13,843	9,627

Net interest income	14,520	14,987	14,835

Provision for loan losses	9,237	1,165	230

Net interest income after provision for loan losses	5,283	13,822	14,605

Noninterest income:
Service charges on deposit accounts	787	834	703
Other service charges and fees	235	239	242
Income from bank owned life insurance	613	202	85
Gain on sale of loans held for sale	68	147	237
Other	195	392	316

Total noninterest income	1,898	1,814	1,583

Noninterest expenses:
Employee compensation and benefits	7,253	7,069	6,897
Occupancy and equipment	1,670	1,466	1,214
Data processing	1,156	950	883
Professional fees	409	276	155
Office supplies	254	224	305
Insurance	557	248	186
Advertising	58	37	38
Other	1,854	949	756

Total noninterest expenses	13,211	11,219	10,434

(Loss) earnings before income taxes (benefit)	(6,030)	4,417	5,754

Income taxes (benefit)	(2,395)	1,552	2,102

Net (loss) earnings	$(3,635)	2,865	3,652

(Loss) earnings per share:
Basic earnings per share	$(.88)	.70	.91

Diluted earnings per share	$(.88)	.67	.85

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Capital
Balance at December 31, 2005	3,747,582	$187	24,826	4,200	(66)	29,147

Comprehensive income:

Net earnings	—	—	—	3,652	—	3,652

Net change in unrealized loss on securities available for sale, net of taxes of $37	—	—	—	—	62	62

Comprehensive income						3,714

Exercise of stock options	93,158	5	606	—	—	611

Tax benefit from stock options exercised	—	—	188	—	—	188

Share-based compensation	—	—	22	—	—	22

Three-for-two stock split, fractional shares paid-in cash	(53)	—	—	—	—	—

Balance at December 31, 2006	3,840,687	192	25,642	7,852	(4)	33,682

Comprehensive income:

Net earnings	—	—	—	2,865	—	2,865

Net change in unrealized loss on securities available for sale, net of taxes of $44	—	—	—	—	74	74

Comprehensive income						2,939

Exercise of stock options before 5% stock dividend	22,811	1	146	—	—	147

5% stock dividend, net of fractional shares paid-in cash	193,047	10	4,227	(4,239)	—	(2)

Exercise of stock options after 5% stock dividend	25,457	1	144	—	—	145

Share-based compensation expense	—	—	57	—	—	57

Balance at December 31, 2007	4,082,002	$204	30,216	6,478	70	36,968

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Preferred Stock			Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income
	Shares	Amount	Discount	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance at December 31, 2007	—	$—	—	4,082,002	$204	30,216	6,478	70	36,968

Comprehensive loss:

Net loss	—	—	—	—	—	—	(3,635)	—	(3,635)

Net change in unrealized loss on securities available for sale, net of taxes of $190	—	—	—	—	—	—	—	316	316

Comprehensive loss									(3,319)

Exercise of stock options	—	—	—	35,141	1	168	—	—	169

Retirement of common stock	—	—	—	(6,022)	—	(59)	—	—	(59)

Share-based compensation expense	—	—	—	—	—	41	—	—	41

Issuance of preferred stock to U.S. Treasury	10,685	10,685	—	—	—	—	—	—	10,685

Fair value of common stock warrants issued to U.S. Treasury	—	—	(33)	—	—	33	—	—	—

Preferred stock issuance cost	—	—	—	—	—	(11)	—	—	(11)

Balance at December 31, 2008	10,685	$10,685	(33)	4,111,121	$205	30,388	2,843	386	44,474

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(3,635)	2,865	3,652
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for loan losses	9,237	1,165	230
Depreciation and amortization	617	520	462
Deferred income tax benefit	(1,207)	(621)	(202)
Net amortization of deferred loan fees and costs	(309)	(310)	99
Net amortization of premium, discounts on securities	(54)	(28)	—
Income from bank owned life insurance	(613)	(202)	(85)
Origination of loans held for sale	(4,612)	(15,252)	(15,088)
Proceeds from sale of loans held for sale	5,108	15,432	16,250
Gain on sale of loans held for sale	(68)	(147)	(237)
Decrease (increase) in accrued interest receivable	90	(135)	(475)
Decrease (increase) in other assets	(619)	130	(137)
(Increase) decrease in accrued expenses and other liabilities	(595)	(2,382)	1,412
Share-based compensation	41	57	22
Write-down and loss on foreclosed real estate	282	—	—

Net cash provided by operating activities	3,663	1,092	5,903

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	198	(67)	96
Purchase of securities available for sale	(21,995)	(5,807)	(2,487)
Principal payments on securities available for sale	1,970	281	316
Proceeds from calls and maturities of securities available for sale	2,200	3,000	7,000
Principal payments on securities held to maturity	195	334	385
Purchase of securities held to maturity	—	(1,000)	(7,138)
Proceeds from calls and maturities of securities held to maturity	1,844	1,500	880
Net increase in loans	(34,481)	(36,821)	(75,876)
(Purchase) sale of premises and equipment, net	(2,034)	(4,912)	1,234
Proceeds from sale of foreclosed real estate	2,554	—	—
Redemption (purchase) of Federal Home Loan Bank stock	(51)	49	(1,444)
Purchase of bank-owned life insurance	—	(5,000)	—
Proceeds from life insurance death benefit	448	—	—

Net cash used in investing activities	(49,152)	(48,443)	(77,034)

Cash flows from financing activities:
Increase in deposits	68,251	34,910	27,081
Proceeds from Federal Home Loan Bank advances	21,000	54,200	59,700
Repayments of Federal Home Loan Bank advances	(23,000)	(56,700)	(29,200)
Net increase in other borrowings	712	3,324	2,580
Net (decrease) increase in federal funds purchased	(8,900)	8,900	—
Proceeds from exercise of stock options and warrants	169	292	611
Retirement of common stock	(59)	—	—
Fractional shares of stock dividend paid in cash	—	(2)	—
Tax benefit from options exercised	—	—	188
Issuance of preferred stock, net of issuance cost	10,674	—	—

Net cash provided by financing activities	68,847	44,924	60,960

Net increase (decrease) in cash and cash equivalents	23,358	(2,427)	(10,171)

Cash and cash equivalents at beginning of year	9,100	11,527	21,698

Cash and cash equivalents at end of year	$32,458	9,100	11,527

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,666	13,803	9,199

Income taxes	$595	1,709	2,193

Noncash transactions:
Transfer from loans to foreclosed real estate	$3,821	329	368

Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$316	74	62

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2008 and 2007 and For Each of the Three Years

in the Period Ended December 31, 2008

(1) Description of Business and Summary of Significant Accounting Policies

Organization. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operations of the Bank. The Bank is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices located in Hillsborough County, one banking office in Pasco County and three banking offices located in Charlotte County, Florida. The Bank’s deposits are insured, up to the applicable limits, by the Federal Deposit Insurance Corporation. FCLS provides tax deferred 1031 exchange services for eligible transactions. The following is a description of the significant accounting policies which the Company follows in preparing and presenting its consolidated financial statements.

Principles of Consolidation. The consolidated financial statements include the accounts of the Holding Company, the Bank and FCLS. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the realization of deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature in ninety days or less.

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirement at December 31, 2008 and 2007 was approximately $200,000.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported in accumulated other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are reported on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

Derivatives. The Company for the convenience of its customers enters into fixed-rate loan commitments for loans which will be sold to a secondary market investor. Simultaneously with the commitment the Company enters into a forward sales agreement with a secondary market investor. Any holding gains or losses associated with the loan commitments are offset by the holding gains or losses on the forward sales agreement.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans originated that are intended to be sold in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. The Company had approximately $0 and $428,000 of loans held for sale at December 31, 2008 and 2007, respectively, which are included in loans on the accompanying consolidated balance sheets and the fair value of these loans exceeded book value in the aggregate.

Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on the sale of loans in the consolidated statements of operations.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure, is initially recorded at the lower of fair value or the loan balance plus acquisition costs at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. Prior to January 1, 2006, the Company’s employees and directors stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Fair Value Measurements. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Fair Value Measurements, Continued. Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The impact of adoption had no effect on the Company.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position clarifies the application of SFAS 157, in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB Staff Position was effective upon issuance.

The following describes valuation methodologies used for assets and liabilities measured at fair value:

Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

Impaired Loans. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

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

Securities. Fair values for securities are based on the framework for measuring fair value established by SFAS 157.

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair value for nonperforming loans is based on the framework for measuring fair value established by SFAS 157.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Comprehensive Income (Loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net operations, are components of comprehensive income (loss).

(Loss) Earnings Per Share. Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted (loss) earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. All per share information has been restated to reflect the three-for-two stock split declared in December, 2005 and the 5% stock dividend declared in January, 2007 and paid in February, 2007. In 2008, outstanding stock options and warrants are excluded form the calculation because the Company’s net loss position makes their effect anti-dilutive.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 provides the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company’s financial statements for the year and interim periods within the year beginning January 1, 2009. The adoption of SFAS 160 had no effect on the Company.

On February 20, 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”). FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP 140-3 is effective for the Company’s financial statements for the year beginning January 1, 2009. The adoption of FSP 140-3 had no effect on the Company’s consolidated financial statements.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements, Continued. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard requires enhanced disclosures regarding derivative instruments and hedging activities so as to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s financial statements for the year and interim periods within the year beginning January 1, 2009. The adoption of SFAS 161 had no effect on the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement was effective in December 2008. The adoption of SFAS 162 had no effect on the Company’s consolidated financial statements.

Reclassifications. Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2008:
U.S. government agency securities	$2,498	48	—	2,546
Mortgage-backed securities	22,111	624	(54)	22,681

	$24,609	672	(54)	25,227

At December 31, 2007:
U.S. government agency securities	4,197	76	—	4,273
Mortgage-backed securities	2,539	36	(1)	2,574

	$6,736	112	(1)	6,847

Held to Maturity:
At December 31, 2008:
U.S. government agency securities	500	1	—	501
Mortgage-backed securities	779	2	(29)	752
Municipal securities	7,017	—	(489)	6,528

	$8,296	3	(518)	7,781

At December 31, 2007:
U.S. government agency securities	2,156	11	—	2,167
Mortgage-backed securities	1,156	—	(6)	1,150
Municipal securities	7,018	—	(157)	6,861

	$10,330	11	(163)	10,178

Available-for-sale securities at December 31, 2008 measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale	$25,227	—	25,227	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The scheduled maturities of securities at December 31, 2008 were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Less than one year	$498	504	—	—
Five to ten years	1,500	1,540	1,249	1,208
After ten years	500	502	6,268	5,820
Mortgage-backed securities	22,111	22,681	779	753

	$24,609	25,227	8,296	7,781

There were no sales of securities in 2008, 2007 or 2006.

Securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
Mortgage-backed securities	$(46)	5,936	(8)	167

Securities Held to Maturity:
Mortgage-backed securities	(14)	243	(15)	227
Municipal securities	(438)	6,050	(51)	478

Total securities held to maturity	$(452)	6,293	(66)	705

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The unrealized losses on twenty-five investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of December 31, 2008 and 2007, securities with a carrying value of $24,807,000 and $13,574,000, respectively, were pledged for repurchase agreements with customers and for various purposes required or permitted by law.

(3) Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2008	2007
Residential mortgage loans	$116,759	113,887
Commercial real estate loans	147,827	123,206
Land loans	23,754	23,344
Developed lot loans	16,753	23,495
Construction loans	14,050	24,798
Commercial loans	22,829	22,343
Installment loans	71,202	56,496

Total loans	413,174	387,569

Deduct:
Allowance for loan losses	(8,230)	(4,479)
Net deferred loan fees	(1,089)	(539)

Loans, net	$403,855	382,551

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$4,479	3,499	3,416
Provision for loan losses	9,237	1,165	230
(Charge-offs) net of recoveries	(5,486)	(185)	(147)

Balance at end of year	$8,230	4,479	3,499

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following summarizes the amount of collateral dependent impaired loans (in thousands):

	Year Ended December 31,
	2008	2007
Gross loans with no related allowance for loan losses	$25,775	4,357
Gross loans with related allowance for loan losses	164	2,106
Total related allowance for loan losses	(95)	(306)

Net investment in impaired loans	$25,844	6,157

	Year Ended December 31,
	2008	2007
Average net investment in impaired loans	$11,457	2,855

Interest income recognized on impaired loans	$144	210

Interest income received on impaired loans	$144	210

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2008	2007
Nonaccrual loans	$13,165	2,364
Past due ninety days or more, still accruing	—	—

	$13,165	2,364

Impaired collateral-dependent loans are carried at the lower of cost or fair value. At December 31, 2008, those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

Fair Value(1)	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations
$ 4,754	—	—	4,754	2,038	2,038

(1)	In addition, loans with a carrying value of $21,090 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

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

At December 31, 2008, the construction loans included $2.3 million to individuals. The remaining construction loans included $7.1 million in commercial properties and $4.7 million in residential builder lines. The Bank believes that it has no significant exposure to any individual builder.

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

The Bank has no major concentration in acquisition and development or builder lines. The Bank currently has two acquisition and development loans with 35 lots totaling $1.7million, two primary builder relationships totaling $3.2 million. The builders are located in the St. Petersburg/Clearwater area and the inventory is six speculative lots and fourteen model homes/townhouse units and the source of repayment is sale of the asset. The Banks raw land (commercial and residential) and developed commercial land loans totals $23.8 million to eighty-seven borrowers a majority of which was underwritten based on the cash flow of the borrower or guarantors to support the loan. The Bank has $16.8 million in developed residential lots to 139 borrowers mostly underwritten with the borrower’s personal cash flow as the primary source of repayment. Within this number are several small builders who maintain minimal lot inventory. The bank has minimal exposure in speculative single family homes as most loans are underwritten based on the borrowers ability to cash flow the loan in the event it must be termed out on a permanent basis.

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

(4) Premises and Equipment, Net

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2008	2007
Land	$5,148	5,323
Buildings	6,715	4,875
Furniture, fixtures and equipment	2,901	2,764
Leasehold improvements	550	546

Total, at cost	15,314	13,508

Less accumulated depreciation and amortization	(2,411)	(2,022)

	$12,903	11,486

The Company leases four branch offices and an operations center. The leases have initial terms ranging from two to ten years. Three of the leases contain escalation clauses and renewal options.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Premises and Equipment, Net, Continued

Rent expense under the operating leases, net of related deferred gain amortization, was approximately $403,000, $412,000 and $278,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum rental commitments at December 31, 2008 under these operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2009	$596
2010	571
2011	545
2012	470
2013	449
Thereafter	1,082

Total	$3,713

During 2008, the Company opened one new banking office in Pasco County, Florida. This office is located in Zephyrhills and is a one-story, 3,200 square foot building. In February of 2009, the Company opened one new banking office in Pinellas County, Florida. This office is located in St. Petersburg and is a one-story, 3,074 square foot building.

(5) Deposits

The aggregate amount of time deposits of $100,000 or more was $104.4 million and $74.2 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount
2009	$190,487
2010	41,330
2011	9,955
2012	2,532
2013	2,673

Total	$246,977

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Federal Home Loan Bank Advances

A summary of the Company’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity follows ($ in thousands):

Maturing in Year Ending	Interest		At December 31,
December 31,	Rate		2008	2007
2008	4.64%		$—	8,000
2008	4.45		—	3,000
2008	4.14		—	2,000
2009	3.71		1,000	1,000
2010	3.75	(1)	5,000	5,000
2011	5.40		5,000	5,000
2012	4.06		5,000	5,000
2013	2.30	(4)	1,000	—
2015	2.76	(3)	5,000	—
2015	2.92	(3)	5,000	—
2016	4.62	(2)	5,000	5,000
2017	2.92	(4)	6,000	6,000

			$38,000	40,000

(1)	FHLB has a call option in December 2009 and quarterly thereafter
(2)	FHLB has a call option in October 2009 and quarterly thereafter
(3)	FHLB has a call option in February 2011 and quarterly thereafter
(4)	FHLB has a call option in March 2009 and quarterly thereafter

The Company has entered into a collateral agreement with the FHLB. These advances are collateralized by all of the Company’s FHLB stock and a blanket floating lien on all qualified 1-4 family mortgage loans.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Other Borrowings

The Bank enters into repurchase agreements with customers. These agreements require the Bank to pledge securities as collateral for borrowings under these agreements. At December 31, 2008 and 2007, the outstanding balance of such borrowings totaled $8,325,000 and $9,613,000, respectively and the Bank pledged securities with a carrying value of $13,522,000 and $13,574,000, respectively as collateral for these agreements. The Holding Company has a $12 million line of credit with a correspondent bank. At December 31, 2008, $2 million was outstanding on this line. All of the Bank’s common stock is pledged as collateral for this line.

(8) Income Taxes

Income taxes (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(1,188)	1,844	1,963
State	—	329	341

Total current	(1,188)	2,173	2,304

Deferred:
Federal	(897)	(530)	(173)
State	(310)	(91)	(29)

Total deferred	(1,207)	(621)	(202)

Total income taxes (benefit)	$(2,395)	1,552	2,102

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Income Taxes, Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2008		2007		2006
	Amount	% of Loss	Amount	% of Earnings	Amount	% of Earnings
Income taxes (benefit) at statutory rate	$(2,050)	(34.0)%	$1,502	34.0%	$1,956	34.0%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal benefit	(205)	(3.4)	157	3.6	206	3.6
Tax exempt interest	(96)	(1.6)	(96)	(2.2)	(38)	(.7)
Other	(44)	(.7)	(11)	(.3)	(22)	(.4)

Income taxes (benefit)	$(2,395)	(39.7)%	$1,552	35.1%	$2,102	36.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,511	1,598
Deferred loan fees	472	407
Deferred compensation	499	421
Net operating loss carryforward	98	—
Premises and equipment	10	16
Other	117	59

Total deferred tax assets	3,707	2,501

Deferred tax liability-
Deferred loan costs	(206)	(207)

Net deferred tax asset	$3,501	2,294

At December 31, 2008 the Company had a Florida net operating loss carryforward of approximately $2.7 million available to offset future taxable income. This carryforward will expire in 2028.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Sale of Preferred Stock and Common Stock Warrants to United States Treasury

On December 23, 2008, the Company issued and sold to the United States Department of the Treasury (the “Treasury”) 10,685 shares of its Fixed-Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), along with a ten year warrant (the “Warrant”) to purchase at any time up to 228,312 shares of the Company’s Class A common stock for $7.02 per share, for a total cash investment of $1,603,000 from the Treasury (the “Transaction”). The Transaction was completed pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Program (the “CPP”), which is designed to attract broad participation by healthy institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy.

The Transaction proceeds of $10,685,000 were allocated between the Preferred Shares and Warrant based on the ratio of the estimated fair value of the Warrant to the aggregate estimated fair value of both the Preferred Shares and the Warrant. The value of the Warrant was computed to be $25,000 using the Black Scholes model with the following inputs: expected dividend yield of 0%; expected stock volatility of 9%, risk-free interest rate of 2.25% and expected life of 5 years. The value of the Preferred Shares was computed to be $8.0 million based on the net present value of the expected cash flows over five years using a discount rate of 12%, which represents what management believes to be its incremental borrowing rate for a similar transaction in the private sector. The allocation of the $10,685,000 of proceeds to the Warrant was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in common equity in the amount of $33,000, computed as follows ($25,000 divided by the sum of ($25,000 plus $7,987,637) multiplied by $10,685,000. This discount is being amortized over five years on a straight-line basis and reduces earnings available to common shareholders.

The Preferred Shares carry a 5% per year cumulative preferred dividend rate, payable quarterly. The dividend rate increases to 9% after five years. Dividends compound if they accrue and are not paid and they reduce earnings available to common shareholders. The Preferred Shares have a liquidation preference of $1,000 per share, plus accrued unpaid dividends. During the first three years after the Transaction, the Company may not redeem the Preferred Shares except in conjunction with a qualified equity offering meeting certain requirements. The Company may redeem the Preferred Shares, plus accrued unpaid dividends, in whole or in part, subject to the approval of the Company’s primary federal banking regulator. While the Preferred Shares are outstanding, certain restrictions apply to the Company, including, among others those that are discussed below.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Sale of Preferred Stock and Common Stock Warrants to United States Treasury, Continued

The Preferred Shares have a senior rank and the Company cannot issue other preferred stock senior to the Preferred Shares. Until December 23, 2012, unless the Preferred Shares have been redeemed in whole or the Treasury has transferred all of the shares to a nonaffiliated third party, the Company may not increase its common stock cash dividend or repurchase common stock or other equity shares (subject to certain limited exceptions) without the Treasury’s approval. The Company would not be able to pay a cash common dividend in the future if a Preferred Share dividend were missed. Dividends on common stock could be resumed only if all Preferred Share dividends in arrears were paid. Similar restrictions apply to the Company’s ability to repurchase common stock if Preferred Share dividends are missed. Failure to pay the Preferred Share dividend is not an event of default. However, a failure to pay a total of six Preferred Share dividends, whether or not consecutive, gives the holders of the Preferred Shares the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all dividends in arrears.

Senior Executive Officers’ of the Company and its subsidiaries have agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to them during the period that the Treasury owns any debt or equity securities acquired in connection with the Transaction. Among other things, no executive compensation in excess of $500,000 per annum can be deducted for tax purposes. The Preferred Shares generally are nonvoting, other than in connection with proposals to issue preferred stock senior to the Preferred Shares, certain merger transactions, amendments to the rights of the holder of the Preferred Shares, and other than in connection with the board representation rights mentioned above, or as required by Delaware State law.

The Warrant is exercisable immediately and expires on December 23, 2018. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. The number of common shares covered by the Warrant may be reduced by up to one-half if the Company completes an equity offering meeting certain requirements by December 31, 2009. If the Preferred shares are redeemed in whole, the Company has the right to purchase any common shares held by the Treasury at their fair market value at that time.

(10) Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company contributed $147,000, $162,000 and $118,000 to the plan during the years ended December 31, 2008, 2007 and 2006, respectively.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Salary Continuation Agreement

The Company established a Salary Continuation Agreement (the “Agreement”) with the President and Chief Executive Officer of the Company which requires the Company to provide salary continuation benefits to him upon retirement. The Agreement requires the Company to pay monthly benefits following normal retirement age. The Agreement also provides for salary continuation in the event of a change in control of the Company and for early voluntary termination. The Company is accruing the present value of the future benefits over the term of the Agreement. The Company expensed $148,000, $152,000 and $148,000 under the Agreement in 2008, 2007 and 2006, respectively.

(12) Stock Dividends and Stock Splits

On December 19, 2005, a three-for-two stock split was declared by the Company for shareholders of record as of January 10, 2006, which was paid on January 20, 2006. Also, the par value of the common stock was decreased from $.08 per share to $.05 per share. In January, 2007, the Company declared a 5% stock dividend to shareholders of record on February 12, 2007 which was paid on February 28, 2007.

(13) Regulatory Matters

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Regulatory Matters, Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2008:
Total Capital to Risk-Weighted Assets	$41,279	11.07%	$29,823	8.00%	$37,279	10.00%
Tier I Capital to Risk-Weighted Assets	36,576	9.81	14,912	4.00	22,368	6.00
Tier I Capital (to Total Assets)	36,576	7.27	20,114	4.00	25,142	5.00

As of December 31, 2007:
Total Capital to Risk-Weighted Assets	37,684	11.23	26,849	8.00	33,561	10.00
Tier I Capital to Risk-Weighted Assets	33,625	10.02	13,424	4.00	20,136	6.00
Tier I Capital (to Total Assets)	33,625	7.71	17,449	4.00	21,811	5.00

(14) Related Parties

The aggregate amount of loans owed to the Company by its officers and directors at December 31, 2008 and 2007 was $508,000 and $623,000, respectively. During 2008, total principal additions were $322,000 and total principal payments were $437,000.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Off-Balance-Sheet Financial Instruments

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company may hold collateral supporting these commitments, and at December 31, 2008 such collateral amounted to $14,675,000.

A summary of the notional amounts of the Company’s financial instruments, with off-balance sheet risk at December 31, 2008, follows (in thousands):

Contract Amount
Commitments to extend credit	$22,669

Unused lines of credit	$35,430

Standby letters of credit	$1,886

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2008		At December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$32,458	32,458	9,100	9,100
Other interest-bearing deposits with banks	300	300	498	498
Securities	33,523	33,008	17,177	17,025
Loans	403,855	408,245	382,551	382,407
Federal Home Loan Bank stock	2,555	2,555	2,504	2,504
Accrued interest receivable	1,765	1,765	1,855	1,855

Financial liabilities:
Deposits	402,871	406,011	334,620	335,166
Federal Home Loan Bank advances	38,000	40,756	40,000	39,877
Federal funds purchased	—	—	8,900	8,900
Other borrowings	10,325	10,325	9,613	9,613

Off-Balance Sheet Financial Instruments	—	—	—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Share-Based Compensation

The Company has three stock option plans for directors and employees of the Company. Under the first two plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At December 31, 2008, no options remain available for grant under the directors’ plan and 28,739 options remain available for grant under the employees’ plan. The third plan has 236,250 (amended) options available to either employees or directors and 15,750 remain available for grant as of December 31, 2008. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to ten years. All options and share prices have been adjusted to reflect the three-for-two stock split declared in December 2005 and the 5% stock dividend declared in January 2007 and paid in February 2007:

	Number of Shares	Weighted Average Per Share Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	715,141	$10.28
Options granted	22,350	17.78
Options exercised	(49,409)	5.92
Options forfeited	(2,361)	16.31

Options outstanding at December 31, 2007	685,721	10.71
Options granted	27,838	7.85
Options exercised	(35,141)	4.84
Options forfeited	(16,537)	20.31

Options outstanding at December 31, 2008	661,881	$10.79	2.9 years	$—

Options exercisable at December 31, 2008	637,751	$10.57	3.2 years	$—

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Share-Based Compensation, Continued

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $222,000, $645,000 and $1,064,000, respectively. At December 31, 2008, there was $76,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of thirty-three months. The total fair value of shares vesting and recognized as compensation expense was $41,000, $57,000 and $22,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.25-2.72%	4.28%	4.94%
Expected dividend yield	—	—	—
Expected volatility	9.00%	4.00%	8.00%
Expected life in years	5-6	6	6
Per share grant-date fair value of options issued during the year	$.02-.04	3.28	4.79

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Earnings Per Share

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the three-for-two stock split declared in December 2005 and the 5% stock dividend declared in January 2007 and paid in February 2007. In 2008, outstanding stock options and warrants are excluded from the calculation because the Company’s net loss position makes their effect anti-dilutive. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
Year Ended December 31, 2008:
Basic EPS:
Net earnings available to common stockholders	$(3,635)	4,111,631	$(.88)

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$(3,635)	4,111,631	$(.88)

Year Ended December 31, 2007:
Basic EPS:
Net earnings available to common stockholders	2,865	4,073,207	$.70

Effect of dilutive securities-
Incremental shares from assumed conversion of options		214,236

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,865	4,287,443	$.67

Year Ended December 31, 2006:
Basic EPS:
Net earnings available to common stockholders	3,652	4,002,822	$.91

Effect of dilutive securities-
Incremental shares from assumed conversion of options		291,019

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$3,652	4,293,841	$.85

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Earnings Per Share, Continued

At December 31, 2007, the following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

	Number of Outstanding Options	Exercise Price	Expire
2007
Options	220,500	$16.31	2011
	12,602	16.31	2011
	788	16.80	2011
	6,300	19.23	2012-2016
	5,250	19.52	2012-2016
	10,500	20.00	2012-2016
	10,500	19.19	2016
	10,500	18.71	2017
	6,850	18.57	2017

(19) Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Bank’s financial statements.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2008	2007
Assets
Cash	$8,943	2,314
Investment in subsidiaries	36,997	34,158
Other assets	610	555

Total assets	$46,550	37,027

Liabilities and Stockholders’ Equity

Liabilities	2,076	59
Stockholders’ equity	44,474	36,968

Total liabilities and stockholders’ equity	$46,550	37,027

Condensed Statements of Earnings

	Year Ended December 31,
	2008	2007	2006
Revenues	$69	76	145
Expenses	(186)	(144)	(174)

Loss before earnings of subsidiaries	(117)	(68)	(29)
Earnings of subsidiaries	(3,518)	2,933	3,681

Net earnings	$(3,635)	2,865	3,652

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$(3,635)	2,865	3,652
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	3,518	(2,933)	(3,681)
Increase in other assets	(55)	(44)	(205)
Increase in liabilities	17	22	28

Net cash used in operating activities	(155)	(90)	(206)

Cash flows used in investing activity-Investment in subsidiaries	(6,000)	—	(3,526)

Cash flows from financing activities:
Proceeds from exercise of stock options	169	292	611
Repurchase of common stock	(59)	—	—
Proceeds from Silverton line of credit	2,000	—	—
Fractional shares of stock dividend paid in cash	—	(2)	—
Issuance of preferred stock	10,674	—	—
Tax benefit from options exercised	—	—	188

Net cash provided by financing activities	12,784	290	799

Net increase (decrease) in cash	6,629	200	(2,933)

Cash at beginning of year	2,314	2,114	5,047

Cash at end of year	$8,943	2,314	2,114

Supplemental disclosure of cash flow information-Noncash transactions:
Net change in unrealized gain (loss) on securities available for sale of the Bank	$316	74	62

Share-based compensation of the Bank	$41	57	22

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(21) Financial Covenant Compliance Status

First Community Bank Corporation of America has a $12 million line of credit with Silverton Bank. As of December 31, 2008, the Company has funded $2 million on this line. First Community Bank Corporation of America is out of compliance with two of the ratios required in the covenants. First Community Bank of America’s ratio of non-performing assets as a percent of gross loans was 3.56% on December 31, 2008 which exceeded the covenant limit of 1.50%. Additionally, the 2008 annual loss recorded by the First Community Bank Corporation resulted in non compliance of meeting the debt servicing coverage ratio.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(c) Changes in Internal Controls

We have made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance.

Information required by this Item appears in First Community’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference. We have adopted a Code of Ethics that applies to our executive officers, a copy of which has been filed with our report on Form 10-K for the year ended December 31, 2005 as Exhibit 14. Persons who would like a copy of such Code of Ethics may receive one without charge upon request made to Kay M. McAleer, Vice President/Corporate Secretary, First Community Bank Corporation of America, 9001 Belcher Road, Pinellas Park, Florida 33782.

Item 11.	Executive Compensation.

Information required by this Item appears in First Community’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Executive Compensation”, Compensation Discussion and Analysis” and “Compensation Committee Report”, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item appears in First Community’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

Information required by this Item appears in First Community’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item appears in First Community’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Audit Fees” and “All Other Fees” and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report at pages F-1 through F-35.

Consolidated Financial Statements of First Community Bank Corporation of America, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2008 and 2007;

3.	Consolidated Statements of Earnings, Stockholders’ Equity, and Statements of Cash Flows for years ended December 31, 2008, 2007 and 2006.

4.	Notes to Consolidated Financial Statements

Exhibits.

The following exhibits are filed with or incorporated by reference into this report. Certain of the exhibits were previously filed as a part of First Community’s Registration Statement on Form SB-2, Forms 10-K, Forms 10-KSB, Forms 10-Q, Forms 10-QSB or Forms 8-K as indicated and are hereby incorporated by reference.

Exhibit No.	Description of Exhibit
*3.1	Amended and Restated Articles of Incorporation

*3.2	Bylaws

***3.3	Amendment to Amended and Restated Articles of Incorporation

*****3.4	Articles of Amendment to the Articles of Incorporation

*4.1	Specimen Common Stock Certificate

*****4.2	Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock Series A

*****4.3	Warrant to purchase up to 228,312 shares of Common Stock

**10.1	Employment Agreement of Kenneth P. Cherven

*10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*10.3	Long-Term Incentive Plan

****10.4	Deferred Compensation Plan

*****10.6	Letter Agreement, dated December 23, 2008 between the Company and the United States Department of the Treasury

*****10.7	Form of Waiver

*****10.8	Form of Compliance Agreement

*****10.9	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of the Treasury

***14.	Code of Ethics

21.	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Exhibits marked with an asterisk were submitted with First Community’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with First Community’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with a triple asterisk were submitted with First Community’s filing of its Form 10-K on March 15, 2006.
****	Exhibits marked with a quadruple asterisk were submitted with First Community’s filing of its Form 10-K on March 8, 2007.
*****	Exhibits marked with a quintuple asterisk were submitted with First Community’s filing of its Form 8-K on December 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/s/ Kenneth P. Cherven
Kenneth P. Cherven, Principal Executive Officer/Chief Executive Officer and President

Date: March 24, 2009

By:	/s/ Stan B. McClelland
Stan B. McClelland, Principal Financial Officer Chief Financial Officer

Date: March 24, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brad Bishop	March 24, 2009
Brad Bishop, Director

/s/ Kenneth P. Cherven	March 24, 2009
Kenneth P. Cherven, Director, Chief Executive Officer and President

/s/ Kenneth Delarbre	March 24, 2009
Kenneth Delarbre, Director

/s/ Kenneth F. Faliero	March 24, 2009
Kenneth F. Faliero, Director

/s/ James Macaluso	March 24, 2009
James Macaluso, Director

/s/ David K. Meehan	March 24, 2009
David K. Meehan, Director

/s/ Robert G. Menke	March 24, 2009
Robert G. Menke, Director

/s/ Robert M. Menke	March 24, 2009
Robert M. Menke, Director