Form 10-Q
period 2009-03-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2009-05-13
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,151,431 shares
(class)	Outstanding at May 4, 2009

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$7,915	6,873
Interest-bearing deposits with banks	21,650	141
Federal funds sold	—	25,444

Cash and cash equivalents	29,565	32,458

Other interest-bearing deposits with banks	380	300
Securities available for sale	42,440	25,227
Securities held to maturity (market value of $7,602 and $7,781)	7,746	8,296
Loans, net of allowance for loan losses of $7,923 in 2009 and $8,230 in 2008	415,265	403,855
Federal Home Loan Bank stock, at cost	2,571	2,555
Premises and equipment, net	13,213	12,903
Foreclosed real estate	2,998	1,523
Accrued interest receivable	1,864	1,765
Deferred income taxes	3,501	3,501
Bank owned life insurance	7,802	7,762
Other assets	1,358	1,500

	$528,703	501,645

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	35,713	32,796
Savings, NOW and money-market deposits	145,940	123,098
Time deposits	254,527	246,977

Total deposits	436,180	402,871

Federal Home Loan Bank advances	36,000	38,000
Other borrowings	6,415	10,325
Accrued expenses and other liabilities	5,336	5,975

Total liabilities	483,931	457,171

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 10,685 shares issued and outstanding, at redemption value	10,685	10,685
Preferred stock discount	(30)	(33)
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,151,431 and 4,111,121 shares issued and outstanding in 2009 and 2008	208	205
Additional paid-in capital	30,590	30,388
Retained earnings	2,763	2,843
Accumulated other comprehensive income	556	386

Total equity	44,772	44,474

	$528,703	501,645

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans	$6,033	6,691
Securities	480	247
Other interest earning assets	9	100

Total interest income	6,522	7,038

Interest expense:
Deposits	2,626	2,745
Other borrowings	362	503

Total interest expense	2,988	3,248

Net interest income	3,534	3,790

Provision for loan losses	695	180

Net interest income after provision for loan losses	2,839	3,610

Noninterest income:
Service charges on deposit accounts	206	224
Other service charges and fees	50	37
Income from bank owned life insurance	40	82
Gain on sale of loans held for sale	2	25
Other	80	26

Total noninterest income	378	394

Noninterest expenses:
Employee compensation and benefits	1,759	1,906
Occupancy and equipment	420	417
Data processing	352	275
Professional fees	153	85
Office supplies	45	57
Insurance	118	208
Other	307	254

Total noninterest expenses	3,154	3,202

Earnings before income tax (benefit) expense	63	802

Income tax (benefit) expense	(6)	253

Net earnings	69	549

Preferred stock dividend requirements and amortization of preferred stock discount	(149)	—

Net (loss) earnings available for common stockholders	$(80)	549

(Loss) earnings per share:
Basic earnings per share	$(.02)	.13

Diluted earnings per share	$(.02)	.13

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock			Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Discount	Shares	Amount	Capital	Earnings	Income
Balance at December 31, 2007	—	$—	—	4,082,002	$204	30,216	6,478	70	36,968

Comprehensive income:

Net earnings (unaudited)	—	—	—	—	—	—	549	—	549

Net change in unrealized gain on securities available for sale, net of taxes of $190 (unaudited)	—	—	—	—	—	—	—	(73)	(73)

Comprehensive loss (unaudited)									476

Exercise of stock options (unaudited)	—	—	—	35,141	1	168	—	—	169

Retirement of common stock (unaudited)	—	—	—	(6,022)	—	(59)	—	—	(59)

Share-based compensation expense (unaudited)	—	—	—	—	—	6	—	—	6

Balance at March 31, 2008 (unaudited)	—	$—	—	4,111,121	$205	30,331	7,027	(3)	37,560

									(continued )

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

Three Months Ended March 31, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock			Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Discount	Shares	Amount
Balance at December 31, 2008	10,685	$10,685	(33)	4,111,121	$205	30,388	2,843	386	44,474

Comprehensive income:

Net income (unaudited)	—	—	—	—	—	—	69	—	69

Net change in unrealized gain on securities available for sale, net of taxes of $102 (unaudited)	—	—	—	—	—	—	—	170	170

Comprehensive income (unaudited)									239

Exercise of stock options (unaudited)	—	—	—	40,310	3	192	—	—	195

Share-based compensation expense (unaudited)	—	—	—	—	—	10	—	—	10

Dividend on preferred stock to U.S. Treasury (unaudited)	—	—	—	—	—	—	(146)	—	(146)

Amortization of common stock warrants issued to U.S. Treasury (unaudited)	—	—	3	—	—	—	(3)	—	—

Balance at March 31, 2009 (unaudited)	10,685	$10,685	(30)	4,151,431	$208	30,590	2,763	556	44,772

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$69	549
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	695	180
Depreciation and amortization	148	141
Share-based compensation	10	6
Net amortization of deferred loan fees and costs	(64)	(82)
Net amortization of premium and discounts on securities	5	—
Income from bank owned life insurance	(40)	(82)
Origination of loans held for sale	—	(1,595)
Proceeds from sale of loans held for sale	—	1,723
Gain on sale of loans held for sale	—	(25)
(Increase) decrease in accrued interest receivable	(99)	96
Decrease (increase) in other assets	142	(976)
(Decrease) increase in accrued expenses and other liabilities	(741)	763
Net gain on sale of foreclosed assets	(17)	—

Net cash provided by operating activities	108	698

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(80)	198
Purchase of securities available for sale	(19,627)	(12,609)
Principal payments on securities available for sale	1,181	201
Proceeds from calls and maturities of securities available for sale	1,500	500
Proceeds from maturities of securities held to maturity	500	1,160
Principal payments on securities held to maturity	50	81
Net increase in loans	(13,590)	(2,955)
Purchase of premises and equipment, net	(458)	(473)
Proceeds from the sale of foreclosed real estate	91	—
Purchase of Federal Home Loan Bank stock	(16)	(397)

Net cash used in investing activities	(30,449)	(14,294)

Cash flows from financing activities:
Increase in deposits	33,309	27,941
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayment of Federal Home Loan Bank advances	(2,000)	(13,000)
Decrease in other borrowings	(3,910)	(5,630)
Proceeds from exercise of stock options	195	169
Retirement of common stock	—	(59)
Dividend on preferred stock to U.S. Treasury	(146)	—

Net cash provided by financing activities	27,448	29,421

Net (decrease) increase in cash and cash equivalents	(2,893)	15,825

Cash and cash equivalents at beginning of period	32,458	9,100

Cash and cash equivalents at end of period	$29,565	24,925

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$2,968	3,293

Income taxes	$—	—

Noncash transactions:

Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$170	(73)

Transfer from loans to foreclosed real estate	$1,549	—

Preferred dividend requirements and amortization of preferred stock discount	$72	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its three banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2009 and 2008.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2009 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations and other data for the three- month period ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$8,230	4,479
Provision for loan losses	695	180
Charge-offs	(1,043)	(458)
Recoveries	41	—

Balance at end of period	$7,923	4,201

Impaired collateral dependent loans are as follows (in thousands) (includes $15,273 and $0 troubled debt restructured loans):

	At March 31,
	2009	2008
Loans identified as impaired:
Gross loans with no related allowance for loan losses	$33,845	6,595
Gross loans with related allowance for losses recorded	2,021	1,183
Less: Allowances on these loans	(772)	(253)

Net investment in impaired loans	$35,094	7,525

	Three Months Ended March 31,
	2009	2008
Average investment in impaired loans	$30,333	5,203

Interest income recognized on impaired loans	$209	—

Interest income received on impaired loans	$209	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2009	2008
Nonaccrual loans	$13,619	5,934
Past due ninety days or more, still accruing	—	—

	$13,619	5,934

3.	(Loss) Earnings Per Share (“EPS”). (Loss) earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2008. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. For the three months ended March 31, 2009, outstanding stock options and warrants are not considered dilutive securities due to the net loss available to common shareholders. All per share amounts have been adjusted to reflect the 5% stock dividend declared in January 2007 and paid in February 2007. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2009			2008
	(Loss)	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net (loss) earnings available to common stockholders	$(80)	4,150,170	$(.02)	$549	4,113,172	$0.13

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—			136,966

Diluted EPS:
Net (loss) earnings available to common stockholders and assumed conversions	$(80)	4,150,170	$(.02)	$549	4,250,138	$0.13

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”), Continued. The following options were excluded from the calculation of EPS for the three months ended March 31, 2008 due to the exercise price being above the average market price:

	Number Outstanding	Year Granted	Exercise Price	Expire
Options	220,500	2005	$16.31	2011
	16,538	2004	13.53	2010-2014
	15,750	2005	15.24	2011-2015
	19,688	2005	15.36	2011
	12,602	2005	16.31	2011
	788	2005	16.80	2011
	6,300	2006	19.23	2012-2016
	5,250	2006	19.52	2012-2016
	10,500	2006	20.00	2012-2016
	4,200	2006	20.00	2016
	10,500	2007	18.71	2017
	6,850	2007	18.57	2017
	5,000	2007	14.75	2017

4.	Stock-Based Compensation. The Company currently has two stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At March 31, 2009, no options remain available for grant under the directors’ plan and 34,973 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

The 2005 Stock Plan approved by shareholders in April 2006 was terminated by the Board of Directors and the options covering 220,500 shares were cancelled effective February 17, 2009 due to erratic market conditions, the conditions of the national, state and local economies, and out of a desire to evaluate and consider compensation plan options more appropriate to the current economy and regulatory environment.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plans is as follows. All amounts reflect the 5% stock dividend paid in February 2007 (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	661,881	$10.79
Options exercised	(40,310)	4.84
Options forfeited	(6,234)	10.32
Options terminated	(220,500)	16.31

Outstanding at March 31, 2009	394,837	$7.54	3.0 years	$—

Exercisable at March 31, 2009	375,117	$7.91	2.8 years	$—

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0 and $222,000, respectively. At March 31, 2009, there was approximately $62,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of nineteen months. The total fair value of shares vesting and recognized as compensation expense was approximately $10,000 and $6,000 for the three months ended March 31, 2009 and 2008, respectively. There was no associated tax benefit recognized for both the three months ended March 31, 2009 and 2008.

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At March 31, 2009, the Bank was in compliance with its regulatory capital requirements.

6.	Financial Covenant Compliance Status. First Community Bank Corporation of America has a $12 million line of credit with Silverton Bank. As of March 31, 2009, the Company has funded $2 million on this line. First Community Bank Corporation of America exceeded one of the ratios required in the covenants. First Community Bank of America’s ratio of nonperforming assets as a percent of gross loans was 3.93% on March 31, 2009 which exceeded the covenant limit of 1.50%. All other covenants are well within the prescribed limits. On May 1, 2009, Silverton Bank ceased operations therefore the Bank expects to relocate the line of credit within the next sixty days.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Fair Value Measurements. Financial assets as of March 31, 2009 subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$42,440	—	42,440	—

Impaired collateral-dependent loans and foreclosed real estate are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At March 31, 2009						Losses Recorded in Operations For the Period Ended
	Fair Value		Level 1	Level 2	Level 3	Total Losses	March 31, 2009
Impaired loans	$5,104	(1)	—	—	5,104	1,701	1,701

Foreclosed real estate	$2,998		—	—	2,998	—	—

(1)	Loans with a carrying value of $30,762,000 at March 31, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of March 31, 2009 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flow for the year then ended (not presented herein); and in our report dated March 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 5, 2009

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2009, was from net deposit inflows of approximately $33 million. Cash was used primarily to increase securities $17 million and to an increase in loans by $11 million.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2009, follows (in thousands):

Contract Amount
Commitments to extend credit	$12,614

Unused lines of credit	$34,594

Standby letters of credit	$3,736

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
Average equity as a percentage of average assets	8.65%	8.03%	8.35%
Equity to total assets at end of period	8.48%	8.87%	8.04%
Return on average assets (1)	0.05%	(0.78)%	0.49%
Return on common average equity (1)	0.82%	(9.74)%	5.89%
Noninterest expenses to average assets	2.47%	2.83%	2.87%
Nonperforming assets as a percentage of total assets at end of period	3.14%	2.93%	1.39%

(1)	Annualized for the three months ended March 31.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$411,042	6,033	5.87%	$384,065	6,691	6.97%
Securities	42,852	480	4.48	20,196	247	4.89
Other interest-earning assets (2)	16,339	9	0.22	9,575	100	4.18

Total interest-earning assets	470,233	6,522	5.55	413,836	7,038	6.80

Noninterest-earning assets	47,487			35,010

Total assets	$517,720			$448,846

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	137,265	591	1.72	123,371	625	2.03
Time deposits	251,558	2,035	3.24	192,522	2,120	4.40

Total interest-bearing deposits	388,823	2,626	2.70	315,893	2,745	3.48

Other interest-bearing liabilities (3)	45,410	362	3.19	54,845	503	3.67

Total interest-bearing liabilities	434,233	2,988	2.75	370,738	3,248	3.50

Noninterest-bearing liabilities	38,723			40,629
Net preferred stock	10,653			—
Stockholders’ common equity	34,111			37,479

Total liabilities and stockholders’ equity	$517,720			$448,846

Net interest income		$3,534			$3,790

Interest-rate spread (4)			2.80%			3.30%

Net interest margin (5)			3.01%			3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.12

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008

General. Our net earnings for the three months ended March 31, 2009 was $69,000. First Community Bank Corporation of America recognized a dividend on preferred stock to the U.S. Treasury of $146,000 and amortized $3,000 in preferred stock discount. The earnings (loss) available to common stockholders was $(.02) earnings per basic share and $(.02) earnings per diluted share compared to $549,000 or $.13 earnings per basic share and $.13 per diluted share for the three months ended March 31, 2008. Net earnings decreased primarily due to a $515,000 increase in provision for loan losses combined with a $256,000 decrease in net interest income.

Net Interest Income. Interest income was $6.5 million during the three months ended March 31, 2009, compared to $7.0 million during the three months ended March 31, 2008. Interest on loans for the three months ended March 31, 2009 decreased to $6.0 million from $6.7 million for the three months ended March 31, 2008. The decrease in interest on loans was primarily due to the impact of the lower interest rate environment as partially offset by an increase in the average balance of loans to $411 million, during the three months ended March 31, 2009 compared to $384 million, during the three months ended March 31, 2008. The increase in interest income due to higher balances was mostly offset by a decline in the average yield earned on the loan portfolio to 5.87% for the three months ended March 31, 2009 from 6.97% for the three months ended March 31, 2008. Interest on securities increased to $480,000 during the three months ended March 31, 2009 from $247,000 for the three months ended March 31, 2008. The increase in interest income on securities was due to an increase in average balances to $42.9 million in 2009 compared to $20.2 million in 2008. The impact of higher balances was partially offset by a decrease in average yield earned from 4.89% in 2008 to 4.48% in 2009.

Interest expense on interest-bearing deposit accounts decreased to $2.6 million during the three months ended March 31, 2009, compared to $2.7 million during the three months ended March 31, 2008. The decrease was due to a decrease in the rate paid to 2.70% during the three months ended March 31, 2009 from 3.48% during the three months ended March 31, 2008. Interest expense on other borrowings decreased to $362,000 during the three months ended March 31, 2009, compared to $503,000 during the three months ended March 31, 2008. The decrease was due to a decrease in the average balance of other borrowings to $45.4 million in 2009 from $54.8 million in 2008. The average rate paid on other borrowings decreased to 3.19% during the three months ended March 31, 2009 compared to 3.67% during the three months ended March 31, 2008.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, the allowance is allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended. Any specific allowance for collateral dependent impaired loans are measured based on the fair value of the underlying collateral. The collectability of both principal and interest is evaluated when assessing the allowance. Historical loss rates are applied to other commercial loans not subject to specific allocations.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008, Continued

Provision for Loan Losses, Continued. Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. The allowance is established for each pool of loans based on the expected net charge-offs combined with other qualitative factors reflecting market conditions. Loss rates are based on the average net charge-off history by loan category.

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

The provision for loan losses was $695,000 for the three months ended March 31, 2009 compared to $180,000 for the three months ended March 31, 2008. Management anticipates continued pressure on nonperforming assets and charge-offs related to persistent economic weakness.

The allowance for loan losses was $7.9 million at March 31, 2009. While management believes that its allowance for loan losses is adequate as of March 31, 2009, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $378,000 in 2009 from $394,000 for the three- months ended March 31, 2008. The increase is primarily due to a decrease in gains on sale of loans held for sale, a decrease in service charges on deposit accounts and a decrease in income from bank owned life insurance.

Noninterest Expense. Total noninterest expense decreased to $3,154,000 for the three months ended March 31, 2009 from $3,202,000 for the comparable period ended March 31, 2008. The decrease in expense reflected a $147,000 decrease in employee compensation and benefits despite expansion in the branch network.

Income Taxes (Benefit). Income taxes (benefit) for the three months ended March 31, 2009, was $(6,000) compared to $253,000 for the period ended March 31, 2008.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: May 13, 2009	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: May 13, 2009	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer