Form 10-Q
period 2009-06-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2009-08-14
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,151,431 shares
(class)	Outstanding at July 20, 2009

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets

Cash and due from banks	$48,624	6,873
Interest-bearing deposits with banks	220	141
Federal funds sold	—	25,444

Cash and cash equivalents	48,844	32,458

Other interest-bearing deposits with banks	571	300
Securities available for sale	49,804	25,227
Securities held to maturity (market value of $7,539 and $7,781)	7,703	8,296
Loans, net of allowance for loan losses of $7,844 and $8,230	414,713	403,855
Federal Home Loan Bank stock, at cost	2,549	2,555
Premises and equipment, net	13,122	12,903
Foreclosed real estate	2,888	1,523
Accrued interest receivable	1,965	1,765
Bank owned life insurance	7,846	7,762
Other assets	5,457	5,001

	$555,462	501,645

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	39,417	32,796
Savings, NOW and money-market deposits	168,154	123,098
Time deposits	257,237	246,977

Total deposits	464,808	402,871

Federal Home Loan Bank advances	36,000	38,000
Other borrowings	4,005	10,325
Accrued expenses and other liabilities	6,676	5,975

Total liabilities	511,489	457,171

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 10,685 shares issued and outstanding, at redemption value	10,685	10,685
Preferred stock discount	(30)	(33)
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,151,431 and 4,111,121 shares issued and outstanding	208	205
Additional paid-in capital	30,600	30,388
Retained earnings	2,347	2,843
Accumulated other comprehensive income	163	386

Total equity	43,973	44,474

	$555,462	501,645

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$5,950	6,324	11,983	13,015
Securities	550	344	1,030	591
Other interest earning assets	13	135	22	235

Total interest income	6,513	6,803	13,035	13,841

Interest expense:
Deposits	2,583	2,741	5,209	5,486
Other borrowings	354	477	716	980

Total interest expense	2,937	3,218	5,925	6,466

Net interest income	3,576	3,585	7,110	7,375

Provision for loan losses	1,337	713	2,032	893

Net interest income after provision for loan losses	2,239	2,872	5,078	6,482

Noninterest income:
Service charges on deposit accounts	206	186	412	410
Other service charges and fees	117	92	167	129
Income from bank owned life insurance	44	78	84	160
Gain on sale of loans held for sale	—	38	2	63
Other	113	54	193	80

Total noninterest income	480	448	858	842

Noninterest expenses:
Employee compensation and benefits	1,362	1,844	3,121	3,750
Occupancy and equipment	450	400	870	817
Data processing	359	290	711	565
Professional fees	168	111	321	196
Office supplies	56	55	101	112
Insurance	473	108	591	316
Other	362	325	669	579

Total noninterest expenses	3,230	3,133	6,384	6,335

(Loss) earnings before income taxes (benefit)	(511)	187	(448)	989

Income taxes (benefit)	(230)	29	(236)	282

Net (loss) earnings	(281)	158	(212)	707

Preferred stock dividend requirements and amortization of preferred discount	(135)	—	(284)	—

Net (loss) earnings applicable to common stockholders	$(416)	158	(496)	707

(Loss) earnings per share:

Basic earnings per share	$(.10)	.04	(.12)	.17

Diluted earnings per share	$(.10)	.04	(.12)	.17

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock			Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Discount	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2007	—	$—	—	4,082,002	$204	30,216	6,478	70	36,968

Comprehensive income:

Net earnings (unaudited)	—	—	—	—	—	—	707	—	707

Net change in unrealized gain on securities available for sale, net of taxes of $156 (unaudited)	—	—	—	—	—	—	—	(260)	(260)

Comprehensive income (unaudited)									447

Exercise of stock options (unaudited)	—	—	—	35,141	1	168	—	—	169

Retirement of common stock (unaudited)	—	—	—	(6,022)	—	(59)	—	—	(59)

Share-based compensation expense (unaudited)	—	—	—	—	—	18	—	—	18

Balance at June 30, 2008 (unaudited)	—	$—	—	4,111,121	$205	30,343	7,185	(190)	37,543

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

Six Months Ended June 30, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock			Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Discount	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2008	10,685	$10,685	(33)	4,111,121	$205	30,388	2,843	386	44,474

Comprehensive loss:

Net loss (unaudited)	—	—	—	—	—	—	(212)	—	(212)

Net change in unrealized gain on securities available for sale, net of taxes of $(134) (unaudited)	—	—	—	—	—	—	—	(223)	(223)

Comprehensive loss (unaudited)									(435)

Exercise of stock options (unaudited)	—	—	—	40,310	3	192	—	—	195

Share-based compensation expense (unaudited)	—	—	—	—	—	20	—	—	20

Dividend on preferred stock to U.S. Treasury (unaudited)	—	—	—	—	—	—	(281)	—	(281)

Amortization of common stock warrants issued to U.S. Treasury (unaudited)	—	—	3	—	—	—	(3)	—	—

Balance at June 30, 2009 (unaudited)	10,685	$10,685	(30)	4,151,431	$208	30,600	2,347	163	43,973

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(212)	707
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for loan losses	2,032	893
Depreciation and amortization	308	303
Net amortization of premiums and discounts on securities	84	(21)
Share-based compensation	20	18
Net amortization of deferred loan fees and costs	(128)	(175)
Income from bank owned life insurance	(84)	(160)
Origination of loans held for sale	—	(4,312)
Proceeds from sale of loans held for sale	—	4,645
Gain on sale of loans held for sale	—	(63)
(Increase) decrease in accrued interest receivable	(200)	106
Increase in other assets	(456)	(1,120)
Net gain on sale of foreclosed real estate	(53)	—
Increase in accrued expenses and other liabilities	835	873

Net cash provided by operating activities	2,146	1,694

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(271)	198
Purchase of securities available for sale	(33,574)	(17,898)
Principal payments on securities available for sale	3,556	717
Proceeds from calls and maturities of securities available for sale	1,500	500
Proceeds from sale of securities available for sale	3,500	—
Proceeds from maturities of securities held to maturity	500	1,160
Principal payments on securities held to maturity	93	178
Net increase in loans	(14,491)	(4,913)
Purchase of premises and equipment, net	(527)	(1,312)
Proceeds from the sale of foreclosed real estate	417	—
Redemption (purchase) of Federal Home Loan Bank stock	6	(397)

Net cash used in investing activities	(39,291)	(21,767)

Cash flows from financing activities:
Increase in deposits	61,937	42,282
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayment of Federal Home Loan Bank advances	(2,000)	(13,000)
Net decrease in other borrowings	(6,320)	(4,870)
Proceeds from exercise of stock options	195	169
Retirement of common stock	—	(59)
Dividend on preferred stock to U.S. Treasury	(281)	—

Net cash provided by financing activities	53,531	44,522

Net increase in cash and cash equivalents	16,386	24,449

Cash and cash equivalents at beginning of period	32,458	9,100

Cash and cash equivalents at end of period	$48,844	33,549

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $13 and $181	$5,888	6,344

Income taxes	$—	595

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$(223)	(260)

Transfer from loans to foreclosed real estate	$1,729	2,124

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2009 and 2008.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2009, the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations and other data for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$7,923	4,201	8,230	4,479
Provision for loan losses	1,337	713	2,032	893
Charge-offs	(1,426)	(1,032)	(2,469)	(1,490)
Recoveries	10	1	51	1

Balance at end of period	$7,844	3,883	7,844	3,883

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Impaired loans are as follows (in thousands):

	At June 30,
	2009		2008

Loans identified as impaired:
Troubled debt restructurings	$19,286	(1)	623	(1)

Gross collateral dependent loans with no related allowance for loan losses	23,698	(2)	6,867	(2)
Gross collateral dependent loans with related allowance for losses recorded	1,738		2,824
Less: Allowances on these loans	(442)		(810)

Net investment in impaired loans	$44,280		9,504

(1)	Charge-offs related to these loans were $583,000 and $67,000, respectively.
(2)	Charge-offs related to these loans were $2,187,000 and $90,000, respectively.

Impaired collateral-dependent loans and foreclosed real estate are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At June 30, 2009						Losses Recorded in Operations For the Period Ended June 30, 2009
	Fair Value		Level 1	Level 2	Level 3	Total Losses

Impaired loans	$30,081	(1)	—	—	30,081	3,212	1,885

Foreclosed real estate	$2,888		—	—	2,888	—	—

(1)	Loans with a carrying value of $14,199,000 at June 30, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued.

	Six Months Ended June 30,
	2009	2008

Average investment in impaired loans	$34,071	6,498

Interest income recognized on impaired loans	$417	—

Interest income received on impaired loans	$478	—

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2009	2008

Nonaccrual loans	$24,689	6,544
Past due ninety days or more, still accruing	—	—

	$24,689	6,544

3.	(Loss) Earnings Per Share (“EPS”). (Loss) earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2008. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. For the three and six months ended June 30, 2009, outstanding stock options and warrants are not considered dilutive securities due to the net loss applicable to common shareholders. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended June 30,
	2009			2008
	(Loss)	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net (loss) earnings applicable to common stockholders	$(416)	4,151,431	$(0.10)	$158	4,111,121	$0.04

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—			140,400

Diluted EPS:
Net (loss) earnings applicable to common stockholders and assumed conversions	$(416)	4,151,431	$(0.10)	$158	4,251,521	$0.04

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	(Loss) Earnings Per Share (“EPS”), Continued.

	Six Months Ended June 30,
	2009			2008
	(Loss)	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net (loss) earnings applicable to common stockholders	$(496)	4,150,801	$(0.12)	$707	4,112,147	$0.17

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—			138,747

Diluted EPS:
Net (loss) earnings applicable to common stockholders and assumed conversions	$(496)	4,150,801	$(0.12)	$707	4,250,894	$0.17

The following options were excluded from the calculation of EPS for the three and six months ended June 30, 2008 due to the exercise price being above the average market price:

	Number Outstanding	Year Granted	Exercise Price	Expire

Options	220,500	2005	$16.31	2011
	16,538	2004	13.53	2010-2014
	15,750	2005	15.24	2011-2015
	19,688	2005	15.36	2011
	12,602	2005	16.31	2011
	788	2005	16.80	2011
	6,300	2006	19.23	2012-2016
	5,250	2006	19.52	2012-2016
	10,500	2006	20.00	2012-2016
	4,200	2006	20.00	2016
	10,500	2007	18.71	2017
	6,850	2007	18.57	2017
	5,000	2007	14.75	2017

4.	Stock-Based Compensation. The Company currently has two stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At June 30, 2009, no options remain available for grant under the directors’ plan and 69,662 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Stock-Based Compensation, Continued. The 2005 Stock Plan approved by shareholders in April 2006 was terminated by the Board of Directors and the options covering 220,500 shares were cancelled effective February 17, 2009 due to erratic market conditions, the conditions of the national, state and local economies, and out of a desire to evaluate and consider compensation plan options more appropriate to the current economy and regulatory environment.

A summary of the activity in the Company’s stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	661,881	$10.79
Options exercised	(40,310)	4.84
Options forfeited	(40,923)	10.85
Options terminated	(220,500)	16.31

Outstanding at June 30, 2009	360,148	$7.19	2.8 years	$—

Exercisable at June 30, 2009	345,742	$7.70	2.5 years	$—

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0 and $222,000. At June 30, 2009, there was approximately $53,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of sixteen months. The total fair value of shares vesting and recognized as compensation expense was approximately $20,000 and $18,000 for the six months ended June 30, 2009 and 2008, respectively. There was no associated tax benefit recognized for both the six months ended June 30, 2009 and 2008.

5.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At June 30, 2009, the Bank was in compliance with its regulatory capital requirements.

6.	Financial Covenant Compliance Status. First Community Bank Corporation of America terminated its $12 million line of credit with Silverton Bank. As of June 30, 2009, the Company had paid-off this line.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Securities. Securities as of June 30, 2009 subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$49,804	—	49,804	—

8.	Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$48,844	48,844	32,458	32,458
Other interest-bearing deposits with banks	571	571	300	300
Securities	57,507	57,604	33,523	33,008
Loans	414,713	417,753	403,855	408,245
Federal Home Loan Bank stock	2,549	2,549	2,555	2,555
Accrued interest receivable	1,965	1,965	1,765	1,765

Financial liabilities:
Deposits	464,808	468,251	402,871	406,011
Federal Home Loan Bank advances	36,000	38,442	38,000	40,756
Other borrowings	4,005	4,005	10,325	10,325

Off-Balance Sheet Financial Instruments	—	—	—	—

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2009, and for the three- and six- month periods ended June 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of June 30, 2009, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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
August 7, 2009

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2009, was from net deposit inflows of approximately $62 million. Cash was used primarily to increase securities $24 million and to increase loans by $15 million. The remaining cash increase is deposited at the Federal Reserve Bank.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2009, follows (in thousands):

Contract Amount

Commitments to extend credit	$11,162

Unused lines of credit	$31,470

Standby letters of credit	$10,488

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008

Average equity as a percentage of average assets	8.39%	8.03%	8.20%

Equity to total assets at end of period	7.92%	8.87%	7.79%

Return on average assets (1)	(0.21)%	(0.78)%	0.31%

Return on common average equity (1)	(3.35)%	(9.74)%	3.78%

Noninterest expenses to average assets	2.46%	2.83%	2.78%

Nonperforming assets as a percentage of total assets at end of period	4.96%	2.93%	1.91%

(1)	Annualized for the six months ended June 30.

Local Economic Conditions

The Bank operates in two distinct geographic markets on the West Coast of Florida, the Tampa Bay region in West Central Florida and the Port Charlotte Region in southwest Florida. Three of the Bank’s markets are located around Tampa Bay (Pinellas County, Pasco County and Hillsborough County). The fourth market is located in Port Charlotte County. The economy in Florida has been hard hit by the decline in real estate values resulting from an over supply of residential housing units, a significant reduction in development activity and reductions in sales activity. The lack of absorption of vacant land, lots and certain single family and condominium product has continued to feed the decline in values. The Tampa Bay region is more diversified with other service and manufacturing industry than the Port Charlotte region which had been primarily dependent on residential real estate development and the retiree industry. Although the Tampa Market has shown decreased values in single family homes and condominiums it has not suffered as severely as the Port Charlotte market. Housing values have dropped approximately 40-50% from the height of activity in 2005 – 2006. Similarly vacant land and lot values have fallen 60-70%. The drop in values continues to contribute to the delinquency or default of borrowers in that market. Correspondently the Tampa market has seen a drop in values for single family of 25-35%, however condominiums and luxury homes have experienced larger decreases. Land and lot values have diminished by 30-40%. The Bank has experienced continued losses in vacant residential lot loans and single family homes. A predominant portion of these losses are in the Port Charlotte market. Unemployment in Port Charlotte is purported to be in the 10-15% range, thus many borrowers struggle to maintain a positive payment history.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The commercial real estate market in the Tampa Bay area is showing signs of weakness especially in the multifamily, office rental and retail rental market. The Bank does not have a large concentration in these areas, however, is experiencing increased delinquency trends in that market. Commercial real estate in Port Charlotte is also experiencing significant weakness, however, the Bank has minimal holdings in that product type.

In light of these real estate trends the Bank has experienced an increase in its problem assets specifically in vacant residential lots and single family which has comprised 69% of charge-off activity. Commercial real estate related charge-off’s have been minimal to date at 8.5% of total charge-offs. The remaining charge-offs have been consumer loans.

Determining Loan Losses

A loan is classified impaired when, based on current information and events; it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement. Once a loan is considered impaired and is collateral dependent, an analysis of the loan will be performed to determine a fair value estimate. Fair value will be determined by a current appraisal or using a reasonable discount of the appraisal using comparable data given the existing economic conditions. If the loan is collateral dependent, the loss will be determined by deducting selling costs from the fair value of the collateral. The difference between the loan balance and the fair value less selling cost is the loss. The loss will be charged-off when it has been determined. If the loan is considered impaired as a Troubled Debt Restructure, it is treated as required under FASB 114. The discounted cash flow of revised payment stream is discounted at the original loan rate and the difference is determined to be the loss.

The Bank obtains external appraisals on commercial real estate loans considered collateral dependent and on commercial foreclosed real estate on an annual basis. Once the appraisal is in hand, the Bank will evaluate and if required will write-down the loan. The Bank obtains a brokers price opinion or other valuation service estimate every six months on any impaired collateral dependent single family or residential lot loans, or foreclosed real estate and a write-down is made as required. A formal appraisal is ordered to evaluate the fair value when the foreclosure process is completed and the property title is being transferred to the Bank as foreclosed real estate. The foreclosed real estate is initially valued at the appraised value less estimated costs to sell.

The Bank uses broker’s price opinions or valuation service values on residential or vacant lot loans when evaluating a potential loss. Prior to a final charge-off of the loan a formal appraisal is ordered to make the necessary transfer to foreclosed real estate. Once the property is in foreclosed real estate, after six months a broker’s price opinion or valuation service model will be used to evaluate the current value. An allowance is established for any additional losses.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The chart below summarizes the 30+ days delinquency by loan category for the dates indicated ($ in thousands):

	December 2007	December 2008		March 2009		June 2009
	$ %	$	%	$	%	$	%

Residential mortgages	1,780.46	4,994	1.21	6,466	1.53	7,962	1.88
Commercial real estate	1,183.41	6,462	1.57	6,473	1.53	15,081	3.56
Land and lots	1,160.30	4,577	1.11	4,945	1.17	8,319	1.96
Commercial loans	347.09	394	0.10	4,293	1.01	407	0.10
Installments	74.02	180	0.04	95	0.02	150	0.04

The Bank’s nonaccrual and Foreclosed Real Estate (“REO”) is comprised of the following ($ in thousands):

	December 2008				March 2009				June 2009
	Nonaccrual		REO		Nonaccrual		REO		Nonaccrual		REO
	#	$	#	$	#	$	#	$	#	$	#	$

Residential mortgages	10	3,216	3	234	13	2,762	10	1,784	26	5,378	3	1,481
Commercial real estate	5	6,069	1	391	9	6,077	1	391	12	10,935	1	391
Land and lots	15	3,667	10	699	20	4,762	9	629	33	7,663	14	822
Commercial loans	1	74	—	—	—	—	—	—	2	700	—	—
Installment	2	138	3	199	2	18	3	194	2	12	3	194

At fiscal year end December 2008 the Bank provision was increased to build up the loan loss allowance. A number of loans were charged-off in the fourth quarter of 2008 and the first quarter of 2009. The following chart illustrates the combination of allowance and charge-off compared to related loans at June 30, 2009:

	Nonimpaired Loans	Impaired Loans	Total
Allowance for loan losses:
Beginning balance	$8,134	96	8,230
Provision	244	1,788	2,032
Charge-offs	(1,026)	(1,443)	(2,469)
Recoveries	50	1	51

Ending balance	$7,402	442	7,844

Loss allowance	7,402	442	7,844
Partial charge-offs of loans currently in portfolio	210	2,771	2,981

Total	$7,612	3,213	10,825

Total loans	$377,955	44,602	422,252

Allowance loss and charge-offs as a percentage of total loans	2.01%	7.20%	2.56%

The increase in nonperforming assets correlates with the real estate related delinquencies being experienced by the Bank in the Port Charlotte market, and the Tampa Bay market. Predominantly the nonperforming assets are vacant residential lots, single family homes, multifamily and small office.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$416,084	5,950	5.72%	$381,243	6,324	6.64%
Securities	52,573	550	4.18	27,741	344	4.96
Other interest-earning assets (2)	27,271	13	0.19	11,276	135	4.79

Total interest-earning assets	495,928	6,513	5.25	420,260	6,803	6.48

Noninterest-earning assets	51,688			43,647

Total assets	$547,616			$463,907

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	161,801	700	1.73	132,404	606	1.83
Time deposits	257,579	1,883	2.92	196,296	2,135	4.35

Total interest-bearing deposits	419,380	2,583	2.46	328,700	2,741	3.34

Other interest-bearing liabilities (3)	40,597	354	3.49	56,386	477	3.38

Total interest-bearing liabilities	459,977	2,937	2.55	385,086	3,218	3.34

Noninterest-bearing liabilities	42,965			41,444
Net preferred stock	10,655			—
Stockholders’ equity	34,019			37,377

Total liabilities and stockholders’ equity	$547,616			$463,907

Net interest income		$3,576			$3,585

Interest-rate spread (4)			2.70%			3.14%

Net interest margin (5)			2.88%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.09

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$413,577	11,983	5.79%	$384,768	13,015	6.77%
Securities	47,740	1,030	4.32	24,101	591	4.90
Other interest-earning assets (2)	21,835	22	0.20	10,041	235	4.68

Total interest-earning assets	483,152	13,035	5.40	418,910	13,841	6.61

Noninterest-earning assets	49,599			39,988

Total assets	$532,751			$458,898

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	149,601	1,291	1.73	128,594	1,231	1.91
Time deposits	254,585	3,918	3.08	195,483	4,255	4.35

Total interest-bearing deposits	404,186	5,209	2.58	324,077	5,486	3.39

Other interest-bearing liabilities (3)	42,990	716	3.33	55,923	980	3.50

Total interest-bearing liabilities	447,176	5,925	2.65	380,000	6,466	3.40

Noninterest-bearing liabilities	40,856			41,263
Net preferred stock	10,654			—
Stockholders’ equity	34,065			37,635

Total liabilities and stockholders’ equity	$532,751			$458,898

Net interest income		$7,110			$7,375

Interest-rate spread (4)			2.75%			3.21%

Net interest margin (5)			2.94%			3.52%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.10

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008

General. First Community Bank Corporation of America reported a net loss for the second quarter ended June 30, 2009 of $(281,000) compared to net earnings of $158,000 for the same period in 2008. The decline in earnings reflected increased credit losses.

The Company recorded a net loss available to common stockholders, after preferred stock dividend and amortization of preferred discount, for the quarter ended June 30, 2009 of $(416,000) or $(0.10) basic per share, compared to net earnings of $158,000 or $0.04 basic per share for the same period in 2008.

The second quarter 2009 results included a $1,337,000 charge to provision for loan losses compared to $713,000 for the period in 2008. The increased loan loss provision was due to increased levels of delinquencies resulting from a continued weakness in the local economy.

Net Interest Income. Interest income decreased to $6.5 million during the three months ended June 30, 2009, from $6.8 million in 2008. Interest on loans for the three months ended June 30, 2009 decreased to $6.0 million from $6.3 million for the three months ended June 30, 2008. This decrease was due to a decrease in the average yield earned to 5.72% for the three months ended June 30, 2009 from 6.64% for the three months ended June 30, 2008. Interest on securities increased to $550,000 during the three months ended June 30, 2009 from $344,000 for the three months ended June 30, 2008. The increase in interest income on securities was due to an increase in the average balance of securities from $27.7 million in 2008 to $52.6 million in 2009. This increase was partially offset by a decrease in the average yield earned from 4.96% in 2008 to 4.18% in 2009.

Interest expense on interest-bearing deposit accounts decreased to $2.6 million during the three months ended June 30, 2009, compared to $2.7 million during the three months ended June 30, 2008. The decrease was due to a decrease in the rate paid to 2.46% during the three months ended June 30, 2009 from 3.34% during the three months ended June 30, 2008. Interest expense on other borrowings decreased to $354,000 during the three months ended June 30, 2009, compared to $477,000 during the three months ended June 30, 2008. The decrease was due to a decrease in the average balance of other borrowings to $40.6 million in 2009 from $56.4 million in 2008. The average rate paid on other borrowings increased to 3.49% during the three months ended June 30, 2009 compared to 3.38% during the three months ended June 30, 2008.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, the allowance is allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired. Specific allowances for impaired loans are measured based on the fair value of the underlying collateral. The collectability of both principal and interest is evaluated when assessing the allowance.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008

Provision for Loan Losses, Continued. Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. The allowance is established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function. The allowance relating to individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

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

The provision for loan losses was $1,337,000 for the three months ended June 30, 2009 compared to $713,000 for the three months ended June 30, 2008. Continued economic weakness, has resulted in increasing levels of nonperforming loans and charge-offs.

The allowance for loan losses is $7.8 million at June 30, 2009. While management believes that its allowance for loan losses is adequate as of June 30, 2009, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $480,000 in 2009 from $448,000 for the three- months ended June 30, 2008. The increase was primarily due to a $53,000 gain on the sale of foreclosed real estate.

Noninterest Expenses. Total noninterest expenses increased to $3.2 million for the three months ended June 30, 2009 from $3.1 million for the comparable period ended June 30, 2008. The increase was primarily due to a $365,000 increase in insurance premiums including special FDIC assessment of $251,000 during the second quarter of 2009.

Income Taxes (Benefit). Income taxes (benefit) for the three months ended June 30, 2009 was $(230,000) compared to $29,000 for the period ending June 30, 2008. The Company continues to recognize a net deferred tax asset because based on current operations and management’s forecast of future earnings. Management believes it is more likely than not that the asset will be realized in the future.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

General. For the six-month period ended June 30, 2009, First Community reported a net loss of $(212,000) compared to net earnings of $707,000 for the same period in 2008. The decline in earnings reflected increased credit losses.

For the six month period ended June 30, 2009, the Company recorded a net loss applicable to common stockholders of $(496,000) or $(0.12) basic per share, compared to net earnings of $707,000 or $0.17 basic per share for the same period in 2008. For the first six months, provision for loan losses was $2,032,000 in 2009 compared to $893,000 in 2008. The increased loan loss provision was due to increased levels of delinquencies resulting from a continued weakness in the local economy.

Net Interest Income. Interest income decreased to $13.0 million during the six months ended June 30, 2009, from $13.8 million in 2008. Interest on loans for the six months ended June 30, 2009 decreased to $12.0 million from $13.0 million for the six months ended June 30, 2008. The decrease in interest on loans reflected the impact of rapidly declining interest rates during the end of 2008 and the first half of 2009 as well as increases in nonperforming loans. The average yield earned on loans declined to 5.79% from 6.77% for the same period in 2008. The average balance of loans was $413.6 million during the six months ended June 30, 2009 compared to $384.8 million during the six months ended June 30, 2008. Interest on securities increased to $1.0 million during the six months ended June 30, 2009, from $591,000 for the six months ended June 30, 2008. The increase in interest income on securities was due to an increase in the average balance of securities from $24.1 million in 2008 to $47.7 million in 2009. The average yield on securities earned decreased from 4.90% in 2008 to 4.32% in 2009.

Interest expense on interest-bearing deposit accounts decreased to $5.2 million during the six months ended June 30, 2009, compared to $5.5 million during the six months ended June 30, 2008. The decrease was due to a decrease in the rate paid to 2.58% during the six months ended June 30, 2009 from 3.39% during the six months ended June 30, 2008. The average balance of interest bearing deposits increased to $404.2 million in 2009 from $324.1 million in 2008. Interest expense on other borrowings decreased to $716,000 during the six months ended June 30, 2009, compared to $980,000 during the six months ended June 30, 2008. The decrease was due to a decrease in the average balance of other borrowings to $43.0 million in 2009 from $55.9 million in 2008. The average rate paid on other borrowings declined to 3.33% during the six months ended June 30, 2009 compared to 3.50% during the six months ended June 30, 2008.

Provision for Loan Losses. Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the estimated losses in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, the allowance is allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired. Specific allowance for impaired loans are measured based on the fair value of the underlying collateral less selling costs. The collectability of both principal and interest is evaluated when assessing the allowance. Historical loss rates are applied to other commercial loans not subject to specific allocations.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

Provision for Loan Losses, Continued. Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. The allowance is established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function. The allowance relating to individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

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

The provision for loan losses was $2,032,000 for the six months ended June 30, 2009 compared to $893,000 for the six months ended June 30, 2008. Continued economic weakness has resulted in increasing levels of nonperforming loans and charge-offs.

The allowance for loan losses is $7.8 million at June 30, 2009. While management believes that its allowance for loan losses is adequate as of June 30, 2009, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $858,000 in 2009 from $842,000 for the six months ended June 30, 2008. The increase was primarily due to a $53,000 gain on the sale of foreclosed real estate.

Noninterest Expenses. Total noninterest expenses increased to $6.4 million for the six months ended June 30, 2009 from $6.3 million for the comparable period ended June 30, 2008. The increase was primarily due to a $275,000 increase in insurance premiums including special FDIC assessment of $251,000 during the second quarter of 2009.

Income Taxes (Benefit). Income taxes (benefit) for the six months ended June 30, 2009 was $(236,000) compared to $282,000 for the period ending June 30, 2008. The Company continues to recognize a net deferred tax asset because based on current operations and management’s forecast of future earnings. Management believes it is more likely than not that the asset will be realized in the future.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to Vote a of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of First Community Bank Corporation of America, was held on May 18, 2009, to consider the election of eight directors with terms expiring at the Annual Meeting in 2010, to fix the number of directors to serve on the board for the ensuing year at eleven, an advisory vote on the compensation of named executive officers, and the adjournment of the Annual Meeting to solicit additional proxies in the event there were not sufficient votes to approve any of the foregoing items.

At the Annual Meeting 3,279,421 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, their terms, and a summary of the votes cast for each nominee.

	Term Expiring	For	Against	Abstain

Brad Bishop	2010	3,234,384	—	45,037

Kenneth P. Cherven	2010	3,257,785	—	21,636

Kenneth Delarbre	2010	3,225,602	—	53,819

Kenneth F. Faliero	2010	3,240,280	—	39,141

James Macaluso	2010	3,236,862	—	42,559

David K. Meehan	2010	3,236,967	—	42,454

Robert G. Menke	2010	3,234,290	—	45,131

Robert M. Menke	2010	3,237,592	—	41,829

The shareholders voted on three other matters-

	For	Against	Abstain

Fix the number of directors to serve on the board	3,230,787	37,993	10,641

An advisory vote on the compensation of named executive officers	3,220,168	50,591	8,662

Solicit additional proxies if needed	3,194,323	47,264	37,834

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: August 14, 2009	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer