Form 10-Q
period 2009-09-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2009-11-13
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	4,151,431 shares
(class)	Outstanding at November 12, 2009

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

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Cash and due from banks	$5,880	6,873
Interest-bearing deposits with banks	49,867	141
Federal funds sold	1,763	25,444

Cash and cash equivalents	57,510	32,458

Other interest-bearing deposits with banks	491	300
Securities available for sale	51,197	25,227
Securities held to maturity (market value of $7,647 and $7,781)	7,640	8,296
Loans, net of allowance for loan losses of $8,798 and $8,230	408,916	403,855
Federal Home Loan Bank stock, at cost	2,549	2,555
Premises and equipment, net	12,976	12,903
Foreclosed real estate	2,240	1,523
Accrued interest receivable	1,969	1,765
Deferred income taxes	5,214	3,501
Bank owned life insurance	7,892	7,762
Other assets	2,134	1,500

	$560,728	501,645

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	37,973	32,796
Savings, NOW and money-market deposits	187,346	123,098
Time deposits	246,978	246,977

Total deposits	472,297	402,871

Federal Home Loan Bank advances	36,000	38,000
Other borrowings	4,174	10,325
Accrued expenses and other liabilities	6,416	5,975

Total liabilities	518,887	457,171

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 10,685 shares issued and outstanding, at redemption value	10,685	10,685
Preferred stock discount	(28)	(33)
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,151,431 and 4,111,121 shares issued and outstanding	208	205
Additional paid-in capital	30,610	30,388
Retained (deficit) earnings	(119)	2,843
Accumulated other comprehensive income	485	386

Total equity	41,841	44,474

	$560,728	501,645

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$5,796	6,192	17,779	19,207
Securities	566	407	1,596	998
Other interest earning assets	38	86	60	321

Total interest income	6,400	6,685	19,435	20,526

Interest expense:
Deposits	2,491	2,680	7,700	8,166
Other borrowings	349	443	1,065	1,423

Total interest expense	2,840	3,123	8,765	9,589

Net interest income	3,560	3,562	10,670	10,937

Provision for loan losses	4,670	1,246	6,702	2,139

Net interest income after provision for loan losses	(1,110)	2,316	3,968	8,798

Noninterest income:
Service charges on deposit accounts	200	181	612	591
Other service charges and fees	74	51	241	180
Income from bank owned life insurance	45	383	130	542
Gain on sale of securities	398	—	440	—
Gain on sale of loans held for sale	—	1	2	64
Other	40	88	190	169

Total noninterest income	757	704	1,615	1,546

Noninterest expenses:
Employee compensation and benefits	1,632	1,705	4,753	5,455
Occupancy and equipment	452	417	1,322	1,234
Data processing	374	305	1,085	870
Professional fees	86	84	407	280
Office supplies	63	52	164	164
Insurance	346	124	937	440
Other	505	308	1,174	887

Total noninterest expenses	3,458	2,995	9,842	9,330

Earnings (loss) before income taxes (benefit)	(3,811)	25	(4,259)	1,014

Income taxes (benefit)	(1,477)	(149)	(1,713)	133

Net (loss) earnings	(2,334)	174	(2,546)	881

Preferred stock dividend requirements and amortization of preferred discount	(132)	—	(416)	—

Net (loss) earnings applicable to common stock holders	$(2,466)	174	(2,962)	881

(Loss) earnings per share:
Basic earnings per share	$(.59)	0.04	(.71)	0.21

Diluted earnings per share	$(.59)	0.04	(.71)	0.21

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock			Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Discount	Shares	Amount			Income (Loss)
Balance at December 31, 2007	—	$—	—	4,082,002	$204	30,216	6,478	70	36,968

Comprehensive income:

Net earnings (unaudited)	—	—	—	—	—	—	881	—	881

Net change in unrealized gain on securities available for sale, net of taxes of $26 (unaudited)	—	—	—	—	—	—	—	(43)	(43)

Comprehensive income (unaudited)									838

Exercise of stock options (unaudited)	—	—	—	35,141	1	168	—	—	169

Retirement of common stock (unaudited)	—	—	—	(6,022)	—	(59)	—	—	(59)

Share-based compensation expense (unaudited)	—	—	—	—	—	29	—	—	29

Balance at September 30, 2008 (unaudited)	—	$—	—	4,111,121	$205	30,354	7,359	27	37,945

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

Nine Months Ended September 30, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock			Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Compre- hensive	Total
	Shares	Amount	Discount	Shares	Amount	Capital		Income

Balance at December 31, 2008	10,685	$10,685	(33)	4,111,121	$205	30,388	2,843	386	44,474

Comprehensive loss:

Net loss (unaudited)	—	—	—	—	—	—	(2,546)	—	(2,546)

Net change in unrealized gain on securities available for sale, net of taxes of $59 (unaudited)	—	—	—	—	—	—	—	99	99

Comprehensive loss (unaudited)									(2,447)

Exercise of stock options (unaudited)	—	—	—	40,310	3	192	—	—	195

Share-based compensation expense (unaudited)	—	—	—	—	—	30	—	—	30

Dividend on preferred stock to U.S. Treasury (unaudited)	—	—	—	—	—	—	(411)	—	(411)

Amortization of common stock warrants issued to U.S. Treasury (unaudited)	—	—	5	—	—	—	(5)	—	—

Balance at September 30, 2009 (unaudited)	10,685	$10,685	(28)	4,151,431	$208	30,610	(119)	485	41,841

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(2,546)	881
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for loan losses	6,702	2,139
Deferred tax benefit	(1,713)	—
Depreciation and amortization	467	462
Share-based compensation	30	29
Net amortization of deferred loan fees and costs	(183)	(239)
Net amortization of premium and discounts on securities	(46)	(40)
Income from bank owned life insurance	(130)	(542)
Origination of loans held for sale	—	(4,375)
Proceeds from sale of loans held for sale	—	4,867
Gain on sale of loans held for sale	—	(64)
(Increase) decrease in accrued interest receivable	(204)	197
Write down of foreclosed real estate	140	106
Net gain on sale of foreclosed real estate	42	(43)
Increase in other assets	(634)	(1,107)
Increase in accrued expenses and other liabilities	441	915
Deferred income taxes	—	312
Gain on sale of securities available for sale	(440)	—

Net cash provided by operating activities	1,926	3,498

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(191)	198
Purchase of securities available for sale	(47,195)	(21,996)
Principal payments on securities available for sale	5,711	1,430
Proceeds from calls and maturities of securities available for sale	1,500	1,200
Proceeds from the sale of securities available for sale	14,599	—
Proceeds from maturities of securities held to maturity	500	1,844
Principal payments on securities held to maturity	156	163
Net increase in loans	(13,821)	(15,653)
Purchase of premises and equipment, net	(540)	(1,402)
Redemption (purchase) of Federal Home Loan Bank stock	6	(172)
Proceeds from redemption of bank owned life insurance	—	448
Proceeds from sale of foreclosed real estate	1,342	1,745

Net cash used in investing activities	(37,933)	(32,195)

Cash flows from financing activities:
Increase in deposits	69,426	43,586
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayment of Federal Home Loan Bank advances	(2,000)	(18,000)
Net decrease in other borrowings	(6,151)	(7,748)
Proceeds from exercise of stock options	195	169
Retirement of common stock	—	(59)
Dividend on preferred stock to U.S. Treasury	(411)

Net cash provided by financing activities	61,059	37,948

Net increase in cash and cash equivalents	25,052	9,251

Cash and cash equivalents at beginning of period	32,458	9,100

Cash and cash equivalents at end of period	$57,510	18,351

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2009	2008

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest, net of capitalized interest of $22 and $194	$8,709	9,495

Income taxes (refund)	$(671)	595

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$99	(43)

Transfer from loans to foreclosed real estate	$2,241	2,700

Amortization of common stock warrants issued to U.S. treasury	$(5)	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2009 and 2008.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2009, the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine-month periods ended September 30, 2009 and 2008. The results of operations and other data for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

Management has evaluated events occurring subsequent to the balance sheet date through November 13, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$7,844	3,883	8,230	4,479
Provision for loan losses	4,670	1,246	6,702	2,139
Charge-offs	(3,746)	(1,204)	(6,215)	(2,694)
Recoveries	30	1	81	2

Balance at end of period	$8,798	3,926	8,798	3,926

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Impaired loans are as follows (in thousands):

	At September 30,
	2009		2008

Loans identified as impaired:
Troubled debt restructurings	$21,925	(1)	1,833	(1)
Gross collateral dependent loans with no related allowance for loan losses	19,417	(2)	10,857	(2)
Gross collateral dependent loans with related allowance for losses recorded	4,098		1,295
Less: Allowances on these loans	(2,035)		(374)

Net investment in impaired loans	$43,405		13,611

(1)	Charge-offs related to these loans were $500,000 and $89,000, respectively.
(2)	Charge-offs related to these loans were $3,624,000 and $418,000, respectively.

	Nine Months Ended September 30,
	2009	2008

Average investment in impaired loans	$35,226	8,565

Interest income recognized on impaired loans	$617	—

Interest income received on impaired loans	$738	17

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2009	2008

Nonaccrual loans	$29,262	12,054
Past due ninety days or more, still accruing	—	—

	$29,262	12,054

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Earnings Per Share (“EPS”). Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding in 2008. Outstanding stock options were considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. During 2009, outstanding stock options were not dilutive because of the Company’s loss position. The following tables present the calculations of EPS (dollars in thousands, except per share amounts):

	2009			2008
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS-
Net earnings available to common stockholders	$(2,469)	4,151,431	$(0.59)	$174	4,111,121	$0.04

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—			104,399

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$(2,469)	4,151,431	$(0.59)	$174	4,215,520	$0.04

Nine Months Ended September 30:
Basic EPS-
Net earnings available to common stockholders	(2,962)	4,152,012	$(0.71)	881	4,111,802	$0.21

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—			128,820

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$(2,962)	4,152,012	$(0.71)	$881	4,240,622	$0.21

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Earnings Per Share (“EPS”), Continued. The following options were excluded from the calculation of EPS for the three- and nine-months ended September 30, 2008 due to the exercise price being above the average market price:

	Number Outstanding	Year Granted	Exercise Price	Expire

Options	220,500	2005	$16.31	2011
	16,538	2004	13.53	2010-2014
	15,750	2005	15.24	2011-2015
	19,688	2005	15.36	2011
	12,602	2005	16.31	2011
	788	2005	16.80	2011
	6,300	2006	19.23	2012-2016
	5,250	2006	19.52	2012-2016
	10,500	2006	20.00	2012-2016
	4,200	2006	20.00	2016
	10,500	2007	18.71	2017
	6,850	2007	18.57	2017
	5,000	2007	14.75	2017

4. Stock-Based Compensation. The Company currently has two stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At September 30, 2009, no options remain available for grant under the directors’ plan and 71,032 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to 10 years.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Stock-Based Compensation, Continued. A summary of the activity in the Company’s stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	661,881	$10.79
Options exercised	(40,310)	4.84
Options forfeited	(42,293)	11.10
Options terminated	(220,500)	16.31

Outstanding at September 30, 2009	358,778	$8.02	2.5 years	$—

Exercisable at September 30, 2009	348,842	$7.86	2.3 years	$—

The total intrinsic value of options exercised during the nine-months ended September 30, 2009 and 2008 was $0 and $222,000, respectively. At September 30, 2009, there was approximately $44,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of fourteen months. The total fair value of shares vesting and recognized as compensation expense was approximately $29,000 for both the nine-months ended September 30, 2009 and 2008, respectively. There was no associated tax benefit recognized for both the nine-months ended September 30, 2009 and 2008.

5. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At September 30, 2009, the Bank was in compliance with its regulatory capital requirements.

6. Fair Value Measurements. Securities as of September 30, 2009 subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value	Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$51,197	—	51,197	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Fair Value Measurements, Continued. Impaired collateral-dependent loans and foreclosed real estate are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At September 30, 2009					Losses Recorded in Operations For the Period Ended September 30, 2009
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Impaired loans (1)	$27,607	—	—	27,607	7,066	5,738

Foreclosed real estate	$2,240	—	—	2,240	—	—

(1)	Loans with a carrying value of $15,798,000 at September 30, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

7. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$57,510	57,510	32,458	32,458
Other interest-bearing deposits with banks	491	491	300	300
Securities	58,837	58,844	33,523	33,008
Loans	408,916	405,278	403,855	408,245
Federal Home Loan Bank stock	2,549	2,549	2,555	2,555
Accrued interest receivable	1,969	1,969	1,765	1,765

Financial liabilities:
Deposits	472,297	473,215	402,871	406,011
Federal Home Loan Bank advances	36,000	38,058	38,000	40,756
Other borrowings	4,174	4,174	10,325	10,325

Off-Balance Sheet Financial Instruments	—	—	—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Deferred Tax Asset. The Company believes it is more likely than not that it will realize the deferred tax asset and that no allowance is necessary at September 30, 2009. The Company has available $1.8 million Federal taxes paid in 2007 which it expects to recover in 2010. The Company expects to realize an additional $3.4 million based on forecast taxable income by 2012. This forecast is supported by a strong earnings history exclusive of the loan losses incurred in 2008 and 2009 which created the future deductible amount. Management believes the magnitude of these loan losses occurred because of the current economic downturn and the situation is unusual and infrequent and an aberration rather than a continuing condition.

9. Regulatory Matters. As a result of an examination by the Office of Thrift Supervision (the “OTS”), the Bank and the Holding Company entered into separate memorandums of understanding (the “Memorandums”) with the OTS in October 2009 with the intent to protect the interests of the Company’s depositors, customers and shareholders. The Memorandums provided, among other things, that the Boards of Directors will or will cause the Company to 1) Prepare and monitor comprehensive business plans, 2) Adopt detailed capital plans, 3) Not negotiate, purchase or commit to any land acquisition, development or construction loans until the comprehensive business plan has been approved by the OTS, 4) Take steps to identify, evaluate and reduce the level of problem assets, 5) Limit asset growth until it obtains OTS approval of the Bank’s comprehensive business plan, 6) Not pay or declare dividends without OTS approval, 7) Not continue to roll or accept brokered deposits without OTS approval and must submit plan to OTS to reduce brokered deposits, 8) Prepare and adopt a written plan detailing the Company’s obligations with receipt of funds under Troubled Asset Relief Program, and 9) Submit variance reports on the Company’s compliance with various plans required by the Memorandums.

Management plans to vigorously seek compliance with the Memorandums. At this time, the financial impact, if any, of regulatory sanctions that may result if the Company fails to comply with the Memorandums requirements described above is not known. Management feels that the terms of the agreement will not have a material impact on the strategy of the Bank. The OTS has provided a temporary extension of the Bank’s use of customer driven CDARs deposits which technically fall under the brokered deposit classification.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2009, and for the three- and nine-month periods ended September 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of September 30, 2009, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

November 13, 2009

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2009 and 2008.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2009, was from net deposit inflows of approximately $69 million. Cash was used primarily to increase securities $25 million and to increase loans by $5 million. The remaining cash increase is deposited at the Federal Reserve Bank.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2009, follows (in thousands):

Contract
Amount

Commitments to extend credit	$7,601

Unused lines of credit	$31,901

Standby letters of credit	$9,468

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Average equity as a percentage of average assets	8.11%	8.03%	8.12%

Equity to total assets at end of period	7.46%	8.87%	7.97%

Return on average assets (1)	(1.74)%	(0.78)%	0.25%

Return on common average equity (1)	(28.35)%	(9.74)%	3.13%

Noninterest expenses to average assets	2.58%	2.83%	2.69%

Nonperforming assets as a percentage of total assets at end of period	5.62%	2.93%	2.83%

(1)	Annualized for the nine months ended September 30.

Local Economic Conditions

The Bank operates in two distinct geographic markets on the West Coast of Florida, the Tampa Bay region in West Central Florida and the Port Charlotte Region in southwest Florida. Three of the Bank’s markets are located around Tampa Bay (Pinellas County, Pasco County and Hillsborough County). The fourth market is located in Charlotte County. The economy in Florida has been hard hit by the decline in real estate values resulting from an over supply of residential housing units, a significant reduction in development activity and reductions in sales activity. The lack of absorption of vacant land, lots and certain single family and condominium product has continued to feed the decline in values. The Tampa Bay region is more diversified with other service and manufacturing industry than the Port Charlotte region which had been primarily dependent on residential real estate development and the retiree industry. Although the Tampa Market has shown decreased values in single family homes and condominiums it has not suffered as severely as the Port Charlotte market. Housing values have dropped approximately 40-50% from the height of activity in 2005 – 2006. Similarly vacant land and lot values have fallen 60-70%. The drop in values continues to contribute to the delinquency or default of borrowers in that market. Correspondently the Tampa market has seen a drop in values for single family of 25- 35%, however condominiums and luxury homes have experienced larger decreases. Land and lot values have diminished by 30-40%. The Bank has experienced continued losses in vacant residential lot loans and single family homes. A predominant portion of these losses are in the Port Charlotte market. Unemployment in Port Charlotte is purported to be in the 10-15% range, thus many borrowers struggle to maintain a positive payment history.

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

In light of these real estate trends the Bank has experienced an increase in its problem assets specifically in vacant residential lots and single family which has comprised 75% of charge-off activity. Commercial real estate related charge-off’s to date are 21% of total charge-offs. The remaining charge-offs have been consumer loans.

Determining Loan Losses

A loan is classified impaired when, based on current information and events; it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement. Once a loan is considered impaired and is collateral dependent, an analysis of the loan will be performed to determine a fair value estimate. Fair value will be determined by a current appraisal or using a reasonable discount of the appraisal using comparable data given the existing economic conditions. If the loan is collateral dependent, the loss will be determined by deducting selling costs from the fair value of the collateral. The difference between the loan balance and the fair value less selling cost is the loss. The loss will be charged-off when it has been determined. A loan that is impaired and non-collateral dependent will be treated in accordance with regulatory guidelines for retail loans. Closed end retail loans will be charged off when delinquent 120 days and open end loans will be charged off when 180 days delinquent. Commercial loans that are non-collateral dependent will be charged off between 90 and 120 days delinquent. If the loan is considered impaired as a Troubled Debt Restructure, it is treated as required under FASB 114. The discounted cash flow of revised payment stream is discounted at the original loan rate and the difference is determined to be the loss.

The Bank obtains external appraisals on commercial real estate loans considered collateral dependent and on commercial foreclosed real estate on an annual basis. Once the appraisal is in hand, the Bank will evaluate and if required will write-down the loan. The Bank obtains a brokers price opinion or other valuation service estimate every six months on any impaired collateral dependent single family, residential or vacant lot loans, and foreclosed real estate and a write-down is made as required. A formal appraisal is ordered to evaluate the fair value when the foreclosure process is completed and the property title is being transferred to the Bank as foreclosed real estate. The foreclosed real estate is initially valued at the appraised value less estimated costs to sell. Once the property is in foreclosed real estate, after six months a broker’s price opinion or valuation service model will be used to evaluate the current value. An allowance is established for any additional losses. In addition, management continuously evaluates its impaired loan portfolio.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The chart below summarizes the 30+ days delinquency by loan category for the dates indicated ($ in thousands):

	December 2008		March 2009		June 2009		September 2009
	$	%	$	%	$	%	$	%

Residential mortgages	$4,994	1.21	6,466	1.53	7,962	1.88	15,654	3.73
Commercial real estate	6,462	1.57	6,473	1.53	15,081	3.56	15,452	3.69
Land and lots	4,577	1.11	4,945	1.17	8,319	1.96	6,295	1.50
Commercial loans	394	0.10	4,293	1.01	407	0.10	698	0.17
Installments	180	0.04	95	0.02	150	0.04	412	0.10

Total	$16,607		22,272		31,918		38,511

The Bank’s nonaccrual loans and Foreclosed Real Estate (“REO”) is comprised of the following ($ in thousands):

	December 2008				March 2009				June 2009				September 2009
	Nonaccrual		REO		Nonaccrual		REO		Nonaccrual		REO		Nonaccrual		REO
	#	$	#	$	#	$	#	$	#	$	#	$	#	$	#	$
Residential mortgages	10	3,216	3	234	13	2,762	10	1,784	26	5,378	3	1,481	32	7,724	2	1,283
Commercial real estate	5	6,069	1	391	9	6,077	1	391	12	10,935	1	391	17	14,193	—	—
Land and lots	15	3,667	10	699	20	4,762	9	629	33	7,663	14	822	29	6,926	19	877
Commercial loans	1	74	—	—	—	—	—	—	2	700	—	—	3	408	—	—
Installment	2	138	3	199	2	18	3	194	2	12	3	194	2	11	2	80

Total	33	13,164	17	1,523	44	13,619	23	2,998	75	24,688	21	2,888	83	29,262	23	2,240

At fiscal year end December 2008 the Bank provision was increased to build up the loan loss allowance. A number of loans were charged-off in the fourth quarter of 2008 and the first quarter of 2009. The following chart illustrates the combination of allowance and charge-off compared to related loans at September 30, 2009 (in thousands):

	Nonimpaired Loans	Impaired Loans	Total
Allowance for loan losses:
Beginning balance	$8,134	96	8,230
Provision	640	6,062	6,702
Charge-offs	(2,091)	(4,124)	(6,215)
Recoveries	80	1	81

Ending balance	$6,763	2,035	8,798

Loss allowance	6,763	2,035	8,798
Partial charge-offs of loans currently in portfolio	38	5,031	5,068

Total	$6,801	7,066	13,866

Total loans	$374,309	43,405	417,714

Allowance for loss and charge-offs as a percentage of total loans at September 30, 2009	1.82%	16.28%	3.32%

Allowance for loss and charge-offs as a percentage of total loans at June 30, 2009	2.01%	7.20%	2.56%

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

At September 30, 2009
Impaired loans with partial charge-offs:
Fair value of collateral	$34,753
Estimated selling costs	(5,112)

Fair value less selling costs	29,641

Gross impaired loans prior to charge-offs	34,671
Partial charge-offs of impaired loans	(5,030)

Book value of impaired loans with partial charge-offs	29,641

Fair value less selling costs in excess of book value	$—

Impaired loans without partial charge-offs:
Fair value of collateral	22,351
Estimated selling costs	(2,913)

Fair value less selling costs	19,438

Impaired loans	15,798
Loss allowance	(2,035)

Book value of impaired loans	13,763

Fair value less selling costs in excess of book value	$5,675

The increase in nonperforming assets correlates with the real estate related delinquencies being experienced by the Bank in the Port Charlotte market, and the Tampa Bay market. Predominantly the nonperforming assets are vacant residential lots, single family homes, multifamily and small office properties.

Retail credit is the primary reason for the build up in impaired loans. The subsequent move to charge off is rapid and is not reflected as a specific reserve. The Bank recognizes these losses as they become apparent.

The Bank initially will try and work with any borrower with an impaired loan. Should negotiations fail, then legal action occurs. The foreclosure process in Florida has continued to lengthen given the large number of cases in process. This delay has inhibited the Bank’s ability to get back real estate in a timely manner; the average is now between twelve and eighteen months. The Bank currently has two special assets officers, one devoted to retail and one devoted to commercial. In addition, we have a person who assists in handling other real estate owned by the Bank.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest And Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$414,331	5,796	5.60%	$388,277	6,192	6.38%
Securities	57,325	566	3.95	33,741	407	4.82
Other interest-earning assets (2)	59,640	38	0.25	2,295	86	14.99

Total interest-earning assets	531,296	6,400	4.82	424,313	6,685	6.30

Noninterest-earning assets	31,150			48,899

Total assets	$562,446			$473,212

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	183,622	757	1.65	136,665	625	1.83
Time deposits	252,161	1,734	2.75	207,828	2,055	3.96

Total interest-bearing deposits	435,783	2,491	2.29	344,493	2,680	3.11

Other borrowings (3)	39,613	349	3.52	51,539	443	3.44

Total interest-bearing liabilities	475,396	2,840	2.39	396,032	3,123	3.15

Noninterest-bearing liabilities	44,334			39,524
Net preferred stock	10,657			—
Stockholders’ equity	32,059			37,656

Total liabilities and stockholders’ equity	$562,446			$473,212

Net interest income		$3,560			$3,562

Interest-rate spread (4)			2.43%			3.15%

Net interest margin (5)			2.68%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.07

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$413,831	17,779	5.73%	$385,946	19,207	6.64%
Securities	50,970	1,596	4.18	27,338	998	4.87
Other interest-earning assets (2)	38454	60	0.21	7,440	321	5.75

Total interest-earning assets	503,255	19,435	5.15	420,724	20,526	6.50

Noninterest-earning assets	39,503			42,980

Total assets	$542,758			$463,704

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	161,066	2,048	1.70	131,304	1,856	1.88
Time deposits	253,768	5,652	2.97	199,628	6,310	4.21

Total interest-bearing deposits	414,834	7,700	2.47	330,932	8,166	3.29

Other borrowings (3)	41,852	1,065	3.39	54,451	1,423	3.48

Total interest-bearing liabilities	456,686	8,765	2.56	385,383	9,589	3.32

Noninterest-bearing liabilities	42,028			40,679
Net preferred stock	10,655			—
Stockholders’ equity	33,389			37,642

Total liabilities and stockholders’ equity	$542,758			$463,704

Net interest income		$10,670			$10,937

Interest-rate spread (4)			2,59%			3.19%

Net interest margin (5)			2,83%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.06			1.09

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

General. First Community Bank Corporation of America recorded a net loss for the third quarter ended September 30, 2009 of $(2,334,000) compared to net earnings of $174,000 for the same period in 2008. The decline in earnings was due to increased credit losses.

The Company recorded a net loss available to common stockholders, after preferred stock dividends and amortization of preferred discount, for the three-months ended September 30, 2009 of $(2,466,000) or $(.59) per basic share and $(.59) earnings per diluted share compared to $174,000 or $.04 earnings per basic share and $.04 earnings per diluted share for the three-months ended September 30, 2008.

The third quarter 2009 reflected a $3,424,000 increase in provision for loan losses and a $463,000 increase in noninterest expense reflecting a $121,000 increase in other real estate writedowns and expenses.

Net Interest Income. Interest income decreased to $6.4 million during the three-months ended September 30, 2009, from $6.7 million in 2008. Interest on loans for the three-months ended September 30, 2009 decreased to $5.8 million from $6.2 million for the three-months ended September 30, 2008. This decrease was also due to a decrease in the average yield earned to 5.60% for the three-months ended September 30, 2009 from 6.38% for the three-months ended September 30, 2008. Interest on securities increased to $566,000 during the three-months ended September 30, 2009 from $407,000 for the three-months ended September 30, 2008. The increase in interest income on securities was due to an increase in the average balance of securities from $33.7 million in 2008 to $57.3 million in 2009.

Interest expense on interest-bearing deposit accounts decreased to $2.5 million during the three-months ended September 30, 2009, compared to $2.7 million during the three-months ended September 30, 2008. The decrease was due to a decrease in the rate paid to 2.29% during the three-months ended September 30, 2009 from 3.11% during the three-months ended September 30, 2008. Interest expense on other borrowings decreased to $349,000 during the three-months ended September 30, 2009, compared to $443,000 during the three-months ended September 30, 2008. The decrease was due to a decrease in the average balance of other borrowings to $39.6 million in 2009 from $51.5 million in 2008. The average rate paid on other borrowings increased to 3.52% during the three-months ended September 30, 2009 compared to 3.44% during the three-months ended September 30, 2008.

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

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008, Continued

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

Prior to 2007, historical losses were minimal. During 2007, we changed our overall approach in the determination of the allowances for loan losses. A new methodology was created to be in compliance with the guidance issued by the federal agencies in December of 2006. This methodology incorporated the calculation of loans considered impaired and allocations for performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on the Company’s experience. The methodology includes an unallocated portion (qualitative factors) justified by current general market conditions, trends in performance (delinquency), economic and political trends.

The provision for loan losses was $4,670,000 for the three-months ended September 30, 2009 compared to $1,246,000 for the three-months ended September 30, 2008. Economic weakness has continued to stress our loan portfolio and has affected the levels of nonperforming assets and charge-offs. Management believes that it is judicious in recognizing problem assets and recording an appropriate allowance for loan losses reflecting the current circumstances.

The allowance for loan losses is $8.8 million at September 30, 2009. While management believes that its allowance for loan losses is adequate as of September 30, 2009, future adjustments to the Company’s allowance for loan losses may be necessary as economic conditions could dictate.

Noninterest Income. Noninterest income increased to $757,000 in 2009 from $704,000 for the three-months ended September 30, 2008. The increase was primarily due to $398,000 in security gains recorded during the third quarter of 2009, partially offset by a $338,000 decline in income from bank owned life insurance resulting from a death benefit collected in 2008.

Noninterest Expense. Total noninterest expenses increased to $3.5 million for the three-months ended September 30, 2009 from $3.0 million for the comparable period ended September 30, 2008, resulting from a $216,000 increase in FDIC premiums, $121,000 increase in other real estate expense and a $69,000 increase in data processing expenses.

Income Taxes (Benefit). Income taxes (benefit) for the three-months ended September 30, 2009 was $(1,477,000) compared to $(149,000) for the period ended September 30, 2008.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

General. First Community Bank Corporation of America recorded a net loss for the nine-months ended September 30, 2009 of $(2,546,000) compared to net earnings of $881,000 for the same period in 2008. The decline in earnings was due to increased credit losses.

The Company recorded a net loss available to common stockholders, after preferred stock dividends and amortization of preferred discount, for the nine-months ended September 30, 2009 of $(2,962,000) or $(.71) earnings per basic share and $(.71) earnings per diluted share compared to $881,000 or $.21 earnings per basic share and $.21 earnings per diluted share for the nine-months ended September 30, 2008.

The first nine months of 2009 reflected a $4,563,000 increase in provision for loan losses and a $512,000 increase in noninterest expense reflecting a $156,000 increase in other real estate writedowns and expenses.

Net Interest Income. Interest income decreased to $19.4 million during the nine-months ended September 30, 2009, from $20.5 million in 2008. Interest on loans for the nine-months ended September 30, 2009 decreased to $17.8 million from $19.2 million for the nine-months ended September 30, 2008. The decrease was also due to a decrease in the average yield earned on loans declined to 5.73% from 6.64% for the same period in 2008. Interest on securities increased to $1.6 million during the nine-months ended September 30, 2009 from $1 million for the nine-months ended September 30, 2008. The increase in interest income on securities was due to an increase in the average balance of securities from $27.3 million in 2008 to $50.9 million in 2009.

Interest expense on interest-bearing deposit accounts decreased to $7.7 million during the nine-months ended September 30, 2009, compared to $8.2 million during the nine-months ended September 30, 2008. The decrease was due to a decrease in the rate paid to 2.47% during the nine-months ended September 30, 2009 from 3.29% during the nine-months ended September 30, 2008. Interest expense on other borrowings decreased to $1.1 million during the nine-months ended September 30, 2009, compared to $1.4 million during the nine-months ended September 30, 2008. The decrease was due to a decrease in the average balance of other borrowings to $41.8 million in 2009 from $54.5 million in 2008. The average rate paid on other borrowings declined to 3.39% during the nine-months ended September 30, 2009 compared to 3.48% during the nine-months ended September 30, 2008.

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

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008, Continued

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

Prior to 2007, historical losses were minimal. During 2007, we changed our overall approach in the determination of the allowances for loan losses. A new methodology was created to be in compliance with the guidance issued by the federal agencies in December of 2006. This methodology incorporated the calculation of loans considered impaired and allocations for performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on the Company’s experience. The methodology includes an unallocated portion (qualitative factors) justified by current general market conditions, trends in performance (delinquency), economic and political trends.

The provision for loan losses was $6,702,000 for the nine-months ended September 30, 2009 compared to $2,139,000 for the nine-months ended September 30, 2008. Economic weakness has continued to stress our loan portfolio and has affected the levels of nonperforming assets and charge-offs. Management believes that it is judicious in recognizing problem assets and recorded an appropriate allowance for loan loss reflecting the current circumstances.

The allowance for loan losses is $8.8 million at September 30, 2009. While management believes that its allowance for loan losses is adequate as of September 30, 2009, future adjustments to the Company’s allowance for loan losses may be necessary as economic conditions could dictate.

Noninterest Income. Noninterest income increased to $1,615,000 in 2009 from $1,546,000 for the nine-months ended September 30, 2008. The increase was primarily due to $440,000 in security gains recorded during the nine-months ended September 30, 2009, partially offset by a $412,000 decline in income from bank owned life insurance resulting from a death benefit collected in 2008.

Noninterest Expenses. Total noninterest expenses increased to $9.8 million for the nine-months ended September 30, 2009 from $9.3 million for the comparable period ended September 30, 2008 resulting from a $491,000 increase in FDIC insurance, $156,000 increase in other real estate expense and a $215,000 increase in data processing expense.

Income Taxes (Benefit). Income taxes (benefit) for the nine-months ended September 30, 2009, were $(1,713,000) compared to $133,000 for the period ended September 30, 2008.

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

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company is managing through the impact of recent declining interest rates and the subsequent pressure on spreads.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: November 13, 2009	By:	/S/ KENNETH P. CHERVEN
Kenneth P. Cherven,
President and Chief Executive Officer

Date: November 13, 2009	By:	/S/ STAN B. MCCLELLAND
Stan B. McClelland,
Chief Financial Officer