Form 10-K
period 2009-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2010-03-31
CIK 1082564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

Commission File Number: 000-50357

FIRST COMMUNITY BANK CORPORATION OF AMERICA

Florida	65-0623023
(State of Incorporation)	(IRS Employer Identification No.)

9001 Belcher Road

Pinellas Park, Florida 33782

(727) 520-0987

(Address and Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.05 par value	Nasdaq Stock Market

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price of such shares on the NASDAQ Capital Market on June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was $8,545,313.

On March 16, 2010, there were 5,457,173 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2010 Annual Meeting of Shareholders	Part III Items 10–14

i

Forward Looking Statements

This report, including information incorporated herein by reference, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that” and similar expressions are intended to identify these forward-looking statements. These forward-looking statements involve risk and uncertainty and a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. We do not have a policy of updating or revising forward-looking statements except as otherwise required by law, and silence by management over time should not be construed to mean that actual events are occurring as estimated in such forward-looking statements.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and subsidiaries include, but are not limited to, changes in:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•

legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverages;

•

changes in regulatory requirements specifically applicable to us, including regulatory approval as currently needed to pay dividends on our capital stock, including Series B Preferred Stock, as well as enforcement actions and the effects of new Office of Thrift Supervision or FDIC policy statements;

•	changes in accounting policies, rules and practices;

•

the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and other interest sensitive assets and liabilities;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	changes in borrowers’ credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•

the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including hurricanes, storms and flooding, that may affect general economic conditions;

•

the failure of assumptions and estimates and differences in and changes to economic, market and credit concentrations, including borrowers’ credit risks and payment behaviors from those used in our reviews of our loan portfolio and our loan portfolio stress test;

•

the risk that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock in future offerings and/or other transfers of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein.

All written and oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART 1

Item 1.	Business.

General

First Community Bank Corporation of America is a Florida-based unitary savings and loan holding company with one wholly-owned bank subsidiary, First Community Bank of America (“First Community Bank”), a federal savings association under the supervision of the Office of Thrift Supervision (the “OTS”), and one nonbank subsidiary, First Community Lender Services, Inc. (“First Community Lender”).

First Community Bank Corporation of America is referred to herein as “First Community.” Unless otherwise specified, the words “we,” “our” and the “Company” refers collectively to First Community and its wholly-owned subsidiaries First Community Bank of America and First Community Lender Services, Inc.

First Community owns all of the outstanding common stock of First Community Bank and First Community Lender. Our primary business activity is the operation of First Community Bank, which was established in February 1985. First Community Bank has eleven Florida branch locations in Pinellas, Hillsborough, Pasco, and Charlotte Counties. It is a federally-chartered stock savings bank that provides a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Hillsborough County, two banking offices located in Pasco County, and three banking offices located in Charlotte County.

First Community Bank is also a premier provider of association lockbox services, which supports the payment processing needs of property management companies along the West Coast of Florida. First Community Bank’s automated, state-of-the-art, association lockbox system offers its clients relief from the previously labor-intensive collection of maintenance payments, and allows associations to have those fees immediately deposited into their bank accounts. First Community Bank is a major player in this market segment, and is characterized by hands-on account management and what we believe to be one of the best customer service programs in the industry. We have realized continued growth with this service, which has generated low-cost, stable, core deposits, since its inception in 2003.

As of December 31, 2009, First Community Bank had assets of approximately $548 million, net loans of $399 million and deposits of $459 million. Due to its strong focus on commercial lending, approximately 54% of First Community Bank’s total loans are commercial.

First Community Lender was incorporated in 2001 as a wholly-owned subsidiary of First Community. First Community Lender was originally established to network with title insurance vendors. In November 2004, 1031 Exchange services were added. A 1031 Exchange allows customers to sell investment property/properties and defer any capital gains taxes by purchasing a “like-kind” replacement property/properties within a certain time frame under Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code. First Community Lender had only nominal operations in 2009 and through the first three months of 2010.

The offices of First Community are located at 9001 Belcher Road, Pinellas Park, 33782, and our phone number is (727) 520-0987.

Recent Events

Regulatory Actions

As a result of a safety and soundness examination by the OTS, First Community Bank entered into a Memorandum of Understanding (“MOU”) on October 9, 2009, and First Community, on a parent-only basis, entered into an MOU with the OTS on October 22, 2009.

Under First Community Bank’s MOU, First Community Bank’s board of directors has agreed to:

•	submit a comprehensive business plan for the remainder of 2009 and the calendar years 2010 and 2011 to the OTS Regional Director for comment;

•	provide quarterly variance reports with respect to First Community Bank’s compliance with the business plan;

•	adopt a detailed capital plan with specific written strategies to preserve and enhance as needed the capital level of First Community Bank;

•	reassess and establish minimum capital target levels for core and risk-based capital ratios and determine the need for additional capital;

•

prepare a detailed written plan (“Problem Asset Plan”) with specific strategies and timeframes to reduce First Community Bank’s total level of criticized assets, which include classified assets, special mention and non-performing loans;

•	provide oversight that First Community Bank is in compliance with the Problem Asset Plan and provide quarterly reviews to assess compliance with the Problem Asset Plan;

•

refrain from originating or purchasing, or committing to originate or purchase land or acquisition, development and construction loans unless another lender has committed to take out the permanent financing;

•	perform fair value calculations on classified loans and update the calculation at least annually;

•

not allow First Community Bank to increase its total assets during any quarter, beginning with the quarter ending September 30, 2009, in excess of the amount equal to net interest credited on deposit liabilities during the quarter until such time as the OTS issues its nonobjection to First Community Bank’s business plan;

•	not declare dividends or make other capital distributions to First Community without prior OTS approval or nonobjection;

•	not roll over any existing brokered deposits, excluding interest credited, or accepting new brokered deposits without receiving prior written approval or nonobjections from the OTS;

•	prepare and submit to the OTS for comment a brokered deposit reduction plan; and

•	require management to prepare and submit to the board of directors a quarterly variance report on First Community Bank’s compliance with the brokered deposit reduction plan.

First Community’s MOU has similar provisions regarding the preparation and submission of a business plan for the remainder of 2009, and the years 2010 and 2011, the preparation and submission of a capital plan to address the capital needs of First Community, as well as First Community Bank. In addition, First Community, on a parent-only basis, cannot accept or request First Community Bank to pay any dividends or make other capital distributions or declare or pay any dividends or other capital distributions without prior written approval of the OTS, with the exception of paying dividends on our outstanding fixed rate cumulative perpetual preferred stock, series A (“Series A Preferred Stock”), which we issued in connection with our participation in the Troubled Assets Relief Program’s (“TARP”) Capital Purchase Program in December 2008. An additional requirement in First Community’s MOU is the preparation of a written plan detailing First Community’s obligations associated with receiving funds under TARP, including showing how it will comply with the reporting obligations under TARP, an assessment of a potential exit plan from TARP, and demonstrating that sufficient funds are maintained to service the dividend obligations of the Series A Preferred Stock issued in connection with receipt of TARP funds.

First Community and First Community Bank submitted to the OTS the plans required under the MOUs. The business/capital plan was approved subject to our raising at least $18.3 million in additional equity in our recently completed public stock offering. We raised $10.4 million prior to the conclusion of the offering on February 12, 2010. Therefore, by April 15, 2010, we are required to submit a revised capital plan to the OTS for approval.

On December 4, 2009, First Community Bank submitted to the OTS a brokered deposit reduction plan pursuant to the terms of its MOU. The plan, which was approved by the OTS, calls for the reduction of brokered deposits to $83.8 million by year-end 2010 and $80.8 million by year-end 2011. First Community Bank currently has approximately $88 million in brokered deposits.

The boards of directors of First Community and First Community Bank have appointed their respective audit committees to serve as compliance committees to ensure that the respective companies comply with their individual MOUs.

Equity Offering

On February 12, 2010, we concluded a public stock offering which brought in approximately $10.4 million in new capital. We issued 313,497 units in the offering, each unit consisting of one share of 10% Cumulative Convertible Perpetual Preferred Stock, Series B, and 4.165 shares of common stock. The terms of the Series B Preferred Stock are set forth in the Articles of Amendment to the Articles of Incorporation of First Community filed with the Florida Department of State on December 29, 2009, a copy of which is attached to this report as Exhibit 3.4.

The shares of Series B Preferred Stock will be mandatorily convertible into common stock if we do not declare and pay dividends on the Series B Preferred Stock for four consecutive quarters, as a result of certain restrictions imposed by our regulators. We currently are not permitted to pay dividends on Series B Preferred Stock without prior consent or non-objection from the OTS as of the date of this report under First Community’s MOU. The current conversion rate for the Series B Preferred Stock is 10 shares of common stock for each share of Series B Preferred Stock.

Operating Strategy

We have experienced significant success in growing our Company, and we attribute this success to two key business values: safety and soundness, and a passionate commitment to serve our customers.

We believe that building relationships is a crucial factor in differentiating us from the national and regional financial institutions. Even though the national and regional financial institutions typically offer more products and have more locations, they may lack the personal service that we offer. The most frequent customer complaints we hear about national and regional institutions are the lack of personalized service and the turnover in personnel, which limit customers’ abilities to develop relationships with their bankers. Many of our customers have advised us that they were willing to make a change in order to receive personalized service, and we believe a significant opportunity exists to attract and retain additional customers who are dissatisfied with their current banking relationship.

We believe we are unique in the sense that we offer a Regional President and local Regional Board of Directors in each of the counties we serve, but all under the same bank charter. Each Region is operated like a community bank, emphasizing local leadership and local decision-making, with Regional Presidents making most major decisions. Our Regional Presidents have loan approval authority and deposit and loan pricing authority. This enables them to provide quicker service and to respond appropriately to their respective markets. Each county’s Regional Board and Regional President are drawn mainly from members of the local business community. We place emphasis on relationship banking so that each customer can identify and establish a comfort level with our bank officers and staff. While a significant portion of our lending effort is concentrated on commercial and professional businesses, we also focus on cross-marketing our deposit products to these borrowers. Many of our retail customers are the principals and employees of our small-and medium-sized business customers.

Our strategy through 2008 was to increase the size of our franchise through rapid growth and by aggressively pursuing business development opportunities. As discussed above, we are currently subject to MOUs which do not allow First Community Bank to increase its total assets during any quarter, beginning with the quarter ending September 30, 2009, in excess of the amount equal to net interest credited on deposit liabilities during the quarter until such time as the OTS issues its non-objection to First Community Bank’s business plan, which we are required to submit to the OTS for approval by April 15, 2010.

In the current environment, First Community Bank’s management is employing several strategies that are designed to reduce the Bank’s assets and liabilities. First Community Bank is letting existing brokered deposits roll-off at maturity and has significantly reduced pricing on higher cost deposits. First Community Bank has for some time employed a strategy that increases low cost relationship driven core deposits, which is significantly improving deposit mix and will help the earnings potential going forward. On the asset side, the Bank is exploring a number of strategies to reduce classified assets through loan sales and aggressively marketing ORE properties. This strategy and other strategies are being employed to improve the over-all risk weighting of the loan and security portfolios.

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

Loan Activities. We rely on deposits, borrowings and other sources of funds to originate loans. We offer a full range of short- and medium-term commercial, consumer and real estate loans. We generally seek to allocate our loan portfolio as follows: 50% to real estate loans; 35% to consumer loans; and 20% to commercial and industrial loans. Our loan approval process provides for various levels of officer lending authority. When a loan amount exceeds officer lending authority levels, it is reviewed by the loan committee of our Board of Directors, which has ultimate lending authority. The loan committee meets as needed.

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

Construction and Development Loans. In the current environment, First Community Bank is not making construction and development loans. As of December 31, 2009, our construction real estate portfolio consisted of 38% residential and 62% commercial for a total of $9,550,000 in construction loans.

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

Information About Our Primary Markets

Pinellas, Hillsborough, Pasco and Charlotte Counties are considered to be our primary market areas. Pinellas County, located on Florida’s Gulf Coast, is a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east. Pinellas County estimated its population in 2009 at 932,909. Two of the top five beaches in the United States are located along the 588 miles of Pinellas County coastline, according to America’s Best Beaches’ List. St. Petersburg is nicknamed the “Sunshine City,” and averages 361 sunny days every year, and is located in southeast Pinellas County. St. Petersburg is also home to the MLB Tampa Bay Rays. Top key business segments in Pinellas County are services industries, light manufacturing and financial services. Pinellas County has received the “Successful Community Award” for creating a special metropolitan region by improving housing, expanding recreational opportunities and protecting the environment.

Hillsborough County is located midway along the west coast of Florida and is contiguous with Pinellas County. As of 2009, Hillsborough County estimated its population at 1,202,309. The City of Tampa is the largest city in Hillsborough County and is the third most populous city in Florida. It is approximately 20 miles northeast of St. Petersburg. Hillsborough’s key business segments include tourism, agriculture, construction, finance, health care, government, technology, and the port of Tampa, which is the seventh largest in the U.S. Tampa is home to both the NFL Tampa Bay Buccaneers and the NHL Tampa Bay Lightning.

Pasco County, located on the Gulf of Mexico in the Tampa Bay area, is part of a nine-county region referred to as the “Nature Coast.” Pasco County estimated its population to be approximately 437,880 in 2009. Located in the rolling hills of eastern Pasco County, Dade City is the county seat. Pasco County’s economy has historically been tied to agriculture; however, over time it has shifted more to service, government and retail. Pasco County has a total of 745 square miles with more than 100 square miles of managed recreational facilities, including parks, four artificial reefs (one made up of surplus military tanks), more than 25 golf courses, and three State-designated canoe trails.

Charlotte County is located between Lee County (Fort Myers) and Sarasota County in Southwest Florida on the Gulf of Mexico. Charlotte County estimated its population in 2009 at 166,298. Port Charlotte, the county’s geographical center, is approximately 100 miles south of St. Petersburg. Charlotte County features over 70 parks and recreational areas, including Charlotte Harbor, which is the 17th largest estuary in the Nation and the 2nd largest estuary in the State encompassing 270 square miles. The top two business segments of the County are service industries and construction. Charlotte County has been designated one of the top ten sailing destinations by SAIL magazine, and ranked 3rd “Best in America” place to live and golf by Golf Digest.

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

Personnel

At December 31, 2009, First Community had four officers and no other employees and First Community Bank had 96 full-time employees and 3 part-time persons. First Community Lender Services, Inc. has no employees of its own and operates using employees of First Community Bank.

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

The Office of Thrift Supervision also has established certain rebuttable control determinations. An acquirer must file for approval of control with the Office of Thrift Supervision, or file to rebut the presumptions before surpassing a rebuttable control level of ownership. To rebut the presumption, the acquirer must file a submission with the Office of Thrift Supervision setting forth the reasons for rebuttal. The submission must be filed when the acquirer acquires more than 25% of any class of voting stock of the savings bank and when they have any of the control factors enumerated in 12 C.F.R. Section 574.4(c) which include, but are not limited to:

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

Support of Subsidiary Depository Institutions. The OTS does not impose consolidated or unconsolidated regulatory capital requirements on thrift holding companies. However, OTS-regulated holding companies are expected to have sufficient levels of capital to support their respective risk profiles. Pursuant to the MOU entered into with the OTS on October 22, 2009, the Company has undertaken to adopt a detailed capital plan with specific strategies for addressing the capital needs of it and First Community Bank.

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

In addition, our participation in the Troubled Asset Relief Program Capital Purchase Program (“CPP”) with the United States Department of the Treasury (“Treasury”) has limited our ability to declare or pay dividends on any of our shares. Specifically, under the Purchase Agreement with the Treasury, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock. In addition, our ability to repurchase shares is restricted. Treasury consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless all of the Series A Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividends.

Further, as described above, under the MOU First Community cannot accept or request First Community Bank to pay any dividends or make other capital distributions or declare or pay any dividends or other capital distributions without prior written approval of the OTS, with the exception of paying dividends on the Series A Preferred Stock.

Regulation of First Community Bank

Minimum Capital Requirements. Both the Office of Thrift Supervision and the FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards:

•	A 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets);

•	A 4% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and

•	An 8% total risk-based capital standard as defined below.

First Community Bank’s tangible capital, core capital, and risk-based capital ratios at December 31, 2009, were 7.30%, 9.99%, and 11.24%, respectively.

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

Under the current poor economic conditions in the Florida credit markets, First Community Bank has agreed with the OTS to maintain a total risk-based capital ratio of at least 11% in order to stay well capitalized.

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

At December 31, 2009, First Community Bank exceeded each of its minimum capital requirements. See Note 15 to the consolidated financial statements for additional information regarding regulatory capital levels and percentages.

Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks, such as requiring compliance with a capital restoration plan, restricting asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings bank’s capital deteriorates. There are five regulatory capital categories, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Generally, a savings bank is categorized as “well capitalized” if:

•	its total capital is at least 10% of its risk-weighted assets;

•	its core capital is at least 6% of its risk-weighted assets;

•	its core capital is at least 5% of its adjusted total assets; and

•

it is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS, or certain regulations, to meet or maintain a specific capital level for any capital measure.

First Community Bank currently meets the requirements for classification as “well capitalized.” Pursuant to the MOU entered into with the OTS on October 9, 2009, First Community Bank has undertaken to maintain a total risk-based capital ratio of 11%. See Note 15 to the consolidated financial statements for additional information regarding regulatory capital levels and percentages.

Transactions with Affiliates. Our authority to engage in certain transactions with related entities or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”) and Regulation “W” adopted by the Federal Reserve. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus.

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

Loans to Insiders. Sections 22(g) and 22(h) of the FRA and Regulation O (which set limits on extensions of credit to executive officers, directors and 10% stockholders, as well as companies which such persons control) apply to savings institutions. Among other things, such loans must be made on terms, including interest rates, substantially the same as loans to unaffiliated individuals and which involve no more than the normal risk of collectability. These regulations also place limits on the amount of loans we may make to such persons. These restrictions apply in addition to certain restrictions on transactions with affiliates contained in the Office of Thrift Supervision regulations.

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

Insurance of Deposit Accounts. The FDIC currently maintains the Deposit Insurance Fund (“DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and Savings Association Insurance Fund. The deposit accounts of First Community Bank are insured by the DIF to the maximum amount provided by law. This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions.

The FDIC’s regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I is for well-capitalized institutions that are financially sound with only a few minor weaknesses. Risk Categories II, III and IV present progressively greater risks to the DIF. Effective April 1, 2009, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of 12 to 16 basis points. The rates for Risk Categories II, III and IV are 22, 32 and 45 basis points, respectively. With advance notice to insured institutions, rates are subject to change. Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to it is assessment base, consisting generally of its deposit liabilities subject to certain adjustments.

The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC is also authorized to impose special assessments. The FDIC has exercised its authority to raise assessment rates and impose special assessments several times in the past, including during 2009, and could raise rates and impose special assessments in the future. Increases in deposit insurance premiums and the imposition of special assessments would have an adverse effect on our earnings.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980’s to resolve the thrift bailout. During the year ended December 31, 2009, the quarterly assessments averaged approximately .000026% of assessable deposits, and First Community Bank paid approximately $47,000 in assessments.

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires a savings institution to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. The definition of portfolio assets has recently been amended to include the small business loans upon which we focus. As of December 31, 2009, we exceeded the QTL test, maintaining approximately 87% of our portfolio assets in qualified thrift investments.

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

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which does not apply to federally-chartered savings institutions, eliminated many existing restrictions on interstate banking by authorizing interstate acquisitions of financial institutions by bank holding companies without geographic limitations. Under the Interstate Act, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed. Bank holding companies located in Florida are able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that de novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state is subject to applicable state branching laws. Florida law permits interstate branching through the acquisition of a bank in existence for more than three years, but prohibits de novo branching by out of state banks.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2009, dividends paid by the FHLB-Atlanta to First Community Bank amounted to approximately $8,000, at a yield of 0.70% on our investment. Should dividends be reduced, or interest on FHLB advances increased, our consolidated net interest income might also be reduced. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock we hold will not decrease as a result of any new legislation.

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

Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce our interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve discount window; however, Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve discount window.

Emergency Economic Stabilization Act

On October 14, 2008, the U.S. Department of Treasury (“Treasury”) announced a program under the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to this program, Treasury would make preferred stock investments in participating financial institutions (the “Capital Purchase Program” or “CPP”). On February 17, 2009, President Obama signed into law the America Reinvestment and Recovery Act of 2009 (“ARRA”) which amended EESA, thereby revising certain compensation and governance restrictions in EESA applicable to CPP participants. Treasury has also issued regulations implementing various provisions of EESA, as amended by ARRA. Throughout this report, we refer to EESA to mean EESA as amended by ARRA and as implemented pursuant to regulations issued by Treasury.

First Community participated in the Capital Purchase Program by selling preferred stock and related common stock purchase warrants to Treasury. As a result of its participation in the CPP, First Community became subject to the compensation and governance restrictions implemented by EESA, which apply to our Senior Executive Officers (“SEOs”) and other highly paid employees. A discussion of the compensation and governance restrictions follows below.

Risk Review: EESA prohibits First Community from providing incentive compensation arrangements that encourage its SEOs to take unnecessary and excessive risks that threaten the value of the financial institution or that would encourage manipulation of the reported earnings in order to enhance the compensation of any of its employees. EESA requires the Compensation Committee to meet with First Community’s senior risk officer at least semiannually to evaluate and assess the risks posed by employee compensation plans and to certify that such plans do not encourage: (i) the SEOs to take unnecessary and excessive risks that threaten the value of First Community; and (ii) manipulation of the reported earnings in order to enhance the compensation of any of First Community’s employees.

Bonuses and Incentive Compensation: EESA prohibits the payment of any “bonus, retention award, or incentive compensation” to First Community’s most highly-compensated employee. The prohibition includes several limited exceptions, including payments under enforceable agreements that were in existence as of February 11, 2009 and limited amounts of “long-term restricted stock.”

Golden Parachutes: EESA prohibits any severance payment to an SEO or any of the next five most highly-compensated employees upon termination of employment for any reason. EESA provides an exception for amounts that were earned or accrued prior to termination, such as normal retirement benefits.

Clawbacks: EESA requires First Community to recover any bonus or other incentive payment paid to an SEO or any of the next 20 most highly compensated employees on the basis of materially inaccurate financial or other performance criteria.

Limit on Tax Deduction: For years in which the Treasury owns our preferred stock, First Community may not claim a deduction for compensation paid to a SEO in excess of the $500,000 compensation deduction limit of Section 162(m)(5) of the Internal Revenue Code, including certain performance-based pay previously excluded.

Policy on Luxury Expenditures: EESA required First Community to enact policy regarding excessive or luxury expenditures, which policy covers expenditures on entertainment, events, office and facility renovations, air and other travel and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or other similar measures conducted in the normal course of business.

Shareholder “Say-on-Pay” Vote Required: EESA requires First Community to include a non-binding shareholder vote to approve the compensation of executives as disclosed in its proxy statement.

Executive Certifications: EESA requires First Community’s CEO and CFO to provide a written certification of compliance with the executive compensation restrictions under EESA in its annual report on Form 10-K filed with the Securities and Exchange Commission.

As a condition to the closing of the CPP transaction, each of Kenneth P. Cherven, our Chief Executive Officer, Stan B. McClelland, our Chief Financial Officer, Scott C. Boyle, our Regional President – Pinellas County, Michael J. Bullerdick, our former Regional President – Charlotte County, and Clifton E. Tufts, our Executive Vice President: (a) executed a waiver voluntarily waiving any claim against the Treasury or First Community for any changes to such officer’s compensation or benefits that are required to comply with the regulations issued by the Treasury under the CPP and acknowledging that the regulation may require modification of the compensation arrangements and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any securities of First Community acquired through the CPP; and (b) entered into a Capital Purchase Program Compliance Agreement with First Community so amending such compensation arrangements and agreements.

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

Anti-Terrorism and Anti-Money Laundering Regulations. After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identified terrorists and terrorist organizations and required the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act:

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

Sarbanes-Oxley Act. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Act”). The Securities and Exchange Commission (“SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase our operating expenses. The effective date of the application of the provision of Section 404 of the Act concerning independent auditor attestation of internal control compliance reporting for non-accelerated filers such as First Community has been extended to the first fiscal year ending on or after June 15, 2010.

Item 1A.	Risk Factors

Risks Related to the Conduct of Our Business

Current levels of market volatility have been significant and recent negative developments in the financial services industry and the credit markets may continue to adversely impact our operations, financial performance and stock price.

The capital and credit markets have been experiencing volatility and disruption for more than eighteen months. In some cases, the markets have placed downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience additional adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

Since December 2007, negative developments in the capital markets have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing well into or beyond 2010. Loan portfolio performance has deteriorated at many financial institutions, including ours, resulting from, among other factors, a weak economy, high unemployment and a decline in the value of the collateral supporting loans. The competition for deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital, compared to prior years.

Recent legislation in response to market and economic conditions may significantly affect our operations, financial condition, and earnings.

In response to the financial crisis affecting the banking system and financial markets, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these and other laws and government actions:

•

the U.S. Department of the Treasury, or “Treasury,” has provided capital to financial institutions and adopted programs to facilitate and finance the purchase of problem assets and finance asset-backed securities via the Troubled Assets Relief Program, or “TARP”;

•

the FDIC has temporarily increased the limits on federal deposit insurance and has also provided a temporary liquidity guarantee, or “TLG,” of all FDIC-insured institutions and their affiliates’ debt, as well as deposits in noninterest-bearing transaction deposit accounts; and

•	the federal government has undertaken various forms of economic stimulus, including assistance to homeowners in restructuring mortgage payments on qualifying loans.

The TARP and TLG programs are winding down, and the effects of this wind-down cannot be predicted.

Our federal thrift charter may be eliminated under the federal government’s Financial Regulatory Reform Plan. Congress has proposed legislation that would significantly change the regulation of banks and thrifts, including the consolidation of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and the OTS, which supervises federally chartered thrift and thrift holding companies, such as us. In addition, under the legislative proposal, the thrift charter, under which First Community Bank is organized, would be eliminated. If the proposal is finalized, we or our subsidiaries may be subject to a new charter. There is no assurance as to how this new charter, or the supervision by the new regulatory agency, will affect our operations going forward.

In addition, the Federal government is considering various other proposals for a comprehensive overhauling reform of the financial services industry and markets and is coordinating reforms with other countries. There can be no assurance that these various initiatives or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences.

Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could continue to lead to lower revenue, lower asset quality and lower earnings.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to the economic conditions of the markets in which we operate in Florida. These local economies are heavily influenced by real estate, tourism and other service-based industries. Factors that could affect these local economies include declines in tourism, higher energy costs, higher unemployment rates, reduced consumer or corporate spending, natural disasters or adverse weather conditions, and the recent significant deterioration in general economic conditions. The current economic recession has been exacerbated by the devaluations of commercial and residential real estate in our markets. Unemployment has also been significant, with an unemployment rate in excess of 11.6% for all of Florida, and 10.8%, 10.7%, 11.9% and 15 % in Pinellas, Hillsborough, Pasco and Charlotte counties, respectively, as of December 31, 2009. A sustained economic downturn could further adversely affect the quality of our assets, credit quality, and the demand for our products and services, which could lead to lower revenue and lower earnings.

The Florida economy continued to weaken during 2009. We believe population growth has stabilized for the State of Florida, but remains at a lower rate than in recent years. Visitor arrivals remained lower than in previous years and unemployment levels continued to increase compared to 2008 with similar trends expected throughout 2010. These trends have contributed to an increase in our non-performing loans and reduced asset quality. We continually monitor changes in the economy, including levels of visitor arrivals and spending, changes in housing prices, and unemployment rates. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolios, the potential losses associated with the nonperforming loans and the net realizable value of real estate owned.

We have incurred net losses for 2008 and 2009 and cannot make any assurances that we will not incur further losses.

We incurred net losses of $4.9 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively. We cannot provide any assurances that we will not incur future losses, especially in light of economic conditions that continue to adversely affect our borrowers and us.

Current and further deterioration in the real estate market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our results of operations.

Dramatic declines in the housing and commercial real estate markets over the past two years have negatively impacted credit performance of many financial institutions’ loans, including ours. Many lenders have reduced and, in some cases, ceased providing funding to borrowers, including other financial institutions, reflecting concern about the stability of financial markets and the strength of counterparties. This market turmoil and tightening of credit has led to increased levels of commercial and consumer delinquencies for other financial institutions, a lack of confidence in the financial sector, and increased volatility in the financial markets. The resulting economic pressure on consumers and lack of confidence in the financial markets may continue to adversely affect our business, financial condition and results of operations.

A significant portion of our loan portfolio consists of mortgages secured by real estate located in Pinellas, Hillsborough, Pasco and Charlotte counties of Florida. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. Over the past two years, real estate prices in each of our markets have significantly declined. If real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be further reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

As of December 31, 2009, our residential real estate secured loans; including lines of credit secured by real estate and commercial real estate secured loans comprised 40% and 38% of our loan portfolio, respectively. Continuation of the downturn could further depress our earnings and our financial condition because:

•	an increasing number of borrowers may not be able to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline further;

•	the quality of our loan portfolio may decline further; and/or

•	Customers may not want or need our products and services.

Any of these scenarios could cause further increases in delinquencies and non-performing assets or require us to charge off a higher percentage of our loans and/or increase substantially our provision for loan losses, any of which would negatively impact our operating results.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. Asset liquidity is provided by cash and assets which are readily marketable, can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. To date, we have relied on deposits, proceeds from sales of loans and securities, repurchase agreements and borrowings from the Federal Home Loan Bank as our major sources of funding. Brokered deposits constituted 19% of our total deposits as of December 31, 2009. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit, including federal funds purchased from correspondent banks and from the Federal Home Loan Bank.

Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from First Community Bank without prior regulatory approval. In addition, under First Community Bank’s MOU, First Community Bank was required to submit to the OTS a brokered deposit reduction plan. The plan, which was approved by the OTS, calls for the reduction of brokered deposits to $83.8 million by year-end 2010 and $80.8 million by year-end 2011. First Community Bank currently has approximately $88 million in brokered deposits.

Our access to funding sources, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions, could be adversely affected by factors that affect us specifically or the financial services industry or the economy generally. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

Since late 2007, and particularly during the second half of 2008 and through 2009, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many larger correspondent lenders have significantly curtailed their lending to regional and community banks due to the increased levels of losses that they have suffered on such loans. In addition, many of the larger correspondent lenders have reduced or even eliminated Federal Funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. On February 12, 2010, we concluded a public stock offering which brought in approximately $10.4 million in new capital. However, there is no guarantee that we or First Community Bank will be able to raise additional capital to meet our liquidity needs. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate funding is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

We are required to maintain capital to meet regulatory requirements, and our continued growth and current level of earnings may require us to raise additional capital in the future. If we fail to maintain sufficient capital, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We are required by the OTS and the FDIC to maintain adequate levels of capital to support our operations. Both the OTS and the FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. In addition, we are required by the MOUs to adopt a detailed capital plan with specific written strategies to preserve and enhance the capital level of First Community Bank.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); a 4% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and an 8% risk-based capital standard as defined below. Under our and First Community Bank’s capital plans, First Community Bank will maintain a Tier 1 leverage capital ratio of 6%, a tier 1 risk-based capital ratio of 8% and a total risk-based capital ratio of 11%. The business/capital plan was approved subject to our raising at least $18.3 million in additional equity in our recently completed public stock offering. We raised $10.4 million prior to the conclusion of the offering on February 12, 2010. Therefore, by April 15, 2010, we are required to submit a revised capital plan to the OTS for approval.

We may need additional capital for potential additional provision for loan and lease losses and to reserve sufficient funds to service the dividend obligations of the Series B Preferred Stock and the Series A Preferred Stock issued to the Treasury in connection with our participation in the TARP Capital Purchase Program, as required by the OTS and our TARP Plan submitted to OTS. In addition, we likely will need to raise additional capital to support our continued growth. There can be no assurance that we will be able to raise additional capital we may need now or in the future.

Our ability to achieve these goals depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, there can be no assurance that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to satisfy these capital ratios and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We may be called upon to support First Community Bank.

Under OTS policy, First Community is viewed by the OTS to be a source of financial strength to and to commit resources to support First Community Bank. This support may be required at times when, in the absence of such OTS policy, First Community might not be inclined to provide such support. In addition, any capital loans by First Community to First Community Bank must be subordinate in right of payment to deposits and to certain other indebtedness of First Community Bank. In the event of bankruptcy, any commitment by a holding company to a federal bank regulatory agency to maintain the capital of a subsidiary depository institution will be assumed by the bankruptcy trustee and will be entitled to priority of payment.

Under the Federal Deposit Insurance Act, a depository institution of a holding company can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC, in connection with: (a) the default of a commonly controlled FDIC-insured depository institution; or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default.

Default is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Losses from loan defaults may exceed the allowance we establish for that purpose, which will have an adverse effect on our business.

We maintain an Allowance for Loan Losses (ALLL) to provide for anticipated losses inherent in our loan portfolio. The ALLL reflects management’s estimates and judgments of probable losses in the loan portfolio at the relevant balance sheet date. We evaluate the collectability of our loan portfolio and provide an ALLL that we believe is adequate based upon various factors including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and other loan concentrations, including commercial real estate concentrations. As a result of these considerations, we have from time to time increased our ALLL. For the quarter ended December 31, 2009, we recorded a provision for loan losses of $4.4 million, compared to $7.1 million for the fourth quarter of 2008.

We cannot be certain that our ALLL will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers’ behavior towards repaying their loans. The credit quality of our borrowers has deteriorated as a result of the economic downturn in our markets. If the credit quality of our customer base or their debt service behavior materially decreases further, if the risk profile of a market, industry or group of customers declines further or weaknesses in the real estate markets and other economics persist or worsen, or if our ALLL is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2009, our non-performing loans were $27.1 million, or 6.66% of our loan portfolio, and our non-performing assets (which include foreclosed real estate) were $30 million, or 5.47% of total assets. In addition, at December 31, 2009, we had approximately $13.8 million in accruing loans that were 30 to 89 days delinquent. Our total criticized assets, which include special mentions and classified loans were $41.2 million as of December 31, 2009.

Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. We do incur the costs of funding problem assets and other real estate owned, however. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Pursuant to the MOUs, First Community Bank has agreed to prepare a detailed written plan with specific strategies and timeframes to reduce First Community Bank’s total level of criticized assets (the “Problem Asset Plan”) which has been prepared and was submitted to the OTS on December 7, 2009. The business/capital plan was approved subject to our raising at least $18.3 million in additional equity in our recently completed public stock offering. We raised $10.4 million prior to the conclusion of the offering on February 12, 2010. Therefore, by April 15, 2010, we are required to submit a revised capital plan to the OTS for approval. There can be no assurance that: (i) we will be able to reduce our criticized assets timely; (ii) we will not experience further increases in non-performing loans in the future; or (iii) we can reduce our criticized assets consistent with the Problem Asset Plan. Any of these actions may result in additional future credit losses and additional regulatory enforcement actions.

Our exposure to credit and regulatory risk is increased by our commercial real estate and commercial and industrial lending.

Commercial real estate and commercial and industrial lending have historically had higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At December 31, 2009, we had a balance of $199.1 million in commercial real estate loans (including construction and land development loans and multi-family residential loans) or 48.7% of total loans, and $19.9 million in commercial and industrial loans, or 4.9% of total loans.

At December 31, 2009, nonperforming commercial real estate (including construction and land development loans and multi-family residential loans) and commercial and industrial loans totaled $13.2 million and represented 3.24% of total loans compared to a balance of $6.1 million at December 31, 2008, which represented 1.49% of total loans.

Commercial real estate loans can be affected by adverse conditions in local real estate markets and the economy, generally because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties as well as other factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

A commercial business loan is typically based on the borrower’s ability to repay the loan from the cash flows of the business. Such loans may involve risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate, or fluctuate in value based on the success of the business. Because commercial real estate, commercial business and construction loans are vulnerable to downturns in the business cycle, further economic weakness could cause more of those loans to become nonperforming. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans. The banking regulators continue to give commercial real estate lending greater scrutiny, and require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of commercial real estate lending growth and exposures.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

At December 31, 2009, we had construction, land acquisition and development loans of $9.6 million, or approximately 2.34% of our total loan portfolio. Such loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

We are currently not permitted to originate or purchase, or commit to originate or purchase, land or acquisition, development and construction loans under the MOUs unless another lender has committed to take out the permanent financing.

We are exposed to environmental liabilities with respect to properties we operate or to which we take possession.

When we foreclose on commercial or industrial property or are deemed to “operate” collateral, we may become exposed to potential liability under applicable environmental laws. If hazardous substances are discovered on such property, we may be liable to governmental agencies or third parties for the costs of remediating the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. If we ever become subject to significant environmental liabilities, our financial condition, results of operations and cash flows could be materially and adversely affected.

Credit risk cannot be eliminated.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from economic and market conditions. For real estate loans, there are risks that the appraisal we obtain from a third-party appraiser of the value of properties proves to be overstated or market values or rental rates decline, which may result in inadequate security for the repayment of the loan. We attempt to reduce our credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic location, the review and monitoring of our third-party appraisers and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external auditors. While these procedures should reduce our risks, such risks can never be eliminated.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Board of Governors of the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest First Community Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect: (i) First Community Bank’s ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including the held-to-maturity, available for sale, and trading securities portfolios; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

Our ability to realize our deferred tax assets may be reduced if our estimates of future taxable income and tax planning strategies do not support the carry amount, and the value of our net operating loss carryforwards may be reduced if sales of our securities cause us to experience an “ownership change” for U.S. federal income tax purposes.

As of December 31, 2009, we had deferred tax assets of $4.9 million. These and future deferred tax assets may be reduced if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax assets. Furthermore, only a portion of our deferred tax assets, approximately $1.8 million, were allowed to be recognized in our regulatory capital at December 31, 2009, in accordance with regulatory guidelines issued by the OTS.

There is a significant likelihood that our recent public stock offering will cause a reduction in the value of our net operating loss (“NOL”) carryforwards realizable for income tax purposes. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s NOLs, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change NOLs and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax exempt interest rate for the month of the “ownership change.” The applicable rate for ownership changes occurring in the month of December 2009 was 4.16% and the rate for ownership changes occurring at the conclusion of the offering in February 2010 was 4.14%.

If the amount or value of our deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock and our regulatory capital ratios.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a more stable source of funds than brokered deposits or other borrowings because local accounts typically reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio. As of December 31, 2009, brokered deposits accounted for approximately $88 million, or approximately 19%, of our total consolidated deposits. Under First Community Bank’s MOU, First Community Bank was required to submit to the OTS a brokered deposit reduction plan. The plan, which was approved by the OTS, calls for the reduction of brokered deposits (including deposits through the CDARS program) to $83.8 million by year-end 2010 and $80.8 million by year-end 2011. First Community Bank currently has approximately $88 million of brokered deposits.

The costs of FDIC insurance and the TLG guarantees have increased and are expected to continue to adversely affect our results of operations.

FDIC insurance expense has increased substantially, from $423,000 in 2008 to $896,000 for the year ending December 31, 2009, which includes a special assessment of $257,000. We expect to pay significantly higher FDIC premiums in the future, especially until our regulatory capital and risk profile improve. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced its ratio of reserves to insured deposits.

The FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions. Our aggregate special assessment is $257,000, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for the noninterest-bearing transaction deposit accounts guarantee program but have opted out from the debt guarantee program. Banks that participate in the TLG’s noninterest-bearing transaction deposit account guarantee pay the FDIC a fee for such guarantee. These actions have significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future. The FDIC has recently approved a rule requiring all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, to be collected on December 30, 2009, which further increased our noninterest expense in 2009. TLG’s noninterest-bearing transaction deposit account guarantee program expired on December 31, 2009, but is automatically extended to June 30, 2010 unless we opt out from the extended period of the program. Institutions that participate in the extended program are required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC. Our management has decided that we will participate in the extended program.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies, including the Treasury as a result of our participation in the TARP Capital Purchase Program. Our compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all financial institutions and financial institution holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are subject to various reporting requirements that increase compliance costs, and failure to comply timely could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and NASDAQ. In particular, we are required to include management reports on internal controls as part of our Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. In addition, pursuant to the MOUs, we are required to prepare and submit various reports to our regulators. Compliance with various regulatory reporting obligations requires significant commitments of time from management and our directors, which reduces the time available for the performance of their other responsibilities. Our failure to track and comply with various applicable rules and reporting obligations may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, lead to additional regulatory enforcement actions, and could adversely affect the value of our securities.

The TARP Capital Purchase Program and the ARRA impose certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

The purchase agreement we entered into in connection with our participation in the TARP Capital Purchase Program required us to adopt and comply with the Treasury’s standards for executive compensation and corporate governance while the Treasury holds equity issued by us pursuant to the TARP Capital Purchase Program, including any common stock issuable under the Warrant to purchase shares of our common stock issued to Treasury. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawbacks of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibitions on making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) imposed further limitations on compensation while the Treasury holds equity issued by us pursuant to the TARP Capital Purchase Program, including:

•	a prohibition on making any golden parachute payments to a senior executive officer or any of our next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of our reported earnings to enhance the compensation of any of our employees; and

•

a prohibition on the payment or accrual of any bonus, retention award, or incentive compensation to our five highest paid executives, except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which became effective on June 15, 2009, which clarifies prohibitions on bonus payments, provides guidance on the use of restricted stock units, expands restrictions on golden parachute payments, mandates enforcement of clawback provision unless unreasonable to do so, outlines the steps compensation committees must take when evaluating risks posed by compensation arrangements, and requires the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

These provisions and any future rules issued by the Treasury could adversely affect our ability to attract and retain management capable of and motivated sufficiently to manage and operate our business through difficult economic and market conditions. For example, while we have an employment agreement with Mr. Cherven which provides for golden parachute payments and non-compete obligations, as long as we have not repaid the funds we received in connection with the TARP Capital Purchase Program, under the Interim Financial Rule, we are prohibited from making such a golden parachute payment to Mr. Cherven or any of the next five most highly compensated employees. It is not clear whether the non-compete provisions of the employment agreement are operable because of the restriction on the golden parachute payments. As a result, Mr. Cherven could work for another financial institution that did not receive TARP Capital Purchase Program funds and not be subject to similar compensation restrictions and could work for any financial institution and potentially not be subject to any restrictions pursuant to his employment agreement with us. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

TARP lending goals may not be attainable.

Congress and the bank regulators have encouraged recipients of TARP capital to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend and have expanded our mortgage loan originations, and are reporting our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operations and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

Rules and policies applicable to TARP recipients could adversely affect our operations, financial condition, and results of operations. We may not be able to redeem the Series A Preferred Stock.

On December 23, 2008, pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), First Community issued to Treasury for aggregate consideration of $10,685,000: (i) 10,685 shares of Series A Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share; and (ii) a warrant to purchase 228,312 shares of First Community’s common stock, par value $0.05 per share. Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. In addition, our ability to repurchase our shares is restricted. Treasury consent generally is required for us to make any stock repurchase until the third anniversary of the investment by Treasury unless all of the Series A Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock or Series B Preferred Stock dividends.

The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. In addition, First Community’s MOU required us to prepare a written plan detailing our obligations associated with our participation in TARP Capital Purchase Program and we are required to show how we will comply with reporting obligations under the TARP, including an assessment of a potential exit plan from TARP. We are also required to demonstrate that sufficient funds are maintained to service the dividend obligations of the Series A Preferred Stock.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking industry is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

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

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions, including, without limitation, the FHLB and our correspondent banks. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, and new technology-driven products and services are frequently being introduced. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

Adverse events and severe weather conditions could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

The Florida economy relies heavily on tourism and seasonal residents. An act of war and acts of terrorism or other conflicts involving national security could affect general economic conditions in Florida, which would also negatively affect the businesses and customers in our markets which rely on tourism and seasonal residents. Our market areas are also susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

The Series A Preferred Stock and the Series B Preferred Stock, and other potential issuances of equity securities, may impact net income available to holders of our common stock and our earnings per share.

The dividends declared on the Series A Preferred Stock and the Series B Preferred Stock will reduce the net income available to common shareholders and our earnings per share of common stock. The Series A Preferred Stock and Series B Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our business. In addition, we may issue additional shares of preferred stock or common stock in the future (including shares of common stock issuable upon conversion of the Series B Preferred Stock), and such future issuances of equity could further reduce the earnings per share available to our existing shareholders.

Our earnings per share could also be diluted by the shares of common stock issuable upon exercise of the Warrant currently held by the Treasury and by the conversion of the Series B Preferred Stock. As of December 31, 2009, the shares issuable upon exercise of the Warrant represented approximately 4.6% of our outstanding common stock.

Holders of the Series A Preferred Stock and Series B Preferred Stock have certain voting and other rights that may adversely affect holders of our common stock, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, holders of our common and Series B Preferred Stock.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights.

Risks Related to Our Growth Strategy

Our growth strategy may not be feasible or successful.

Our strategy through 2008 was to increase the size of our franchise through rapid growth and by aggressively pursuing business development opportunities. We are currently subject to MOUs which do not allow First Community Bank to increase its total assets during any quarter, beginning with the quarter ending September 30, 2009, in excess of the amount equal to net interest credited on deposit liabilities during the quarter until such time as the OTS issues its non-objection to First Community Bank’s revised business plan which is due to the OTS by April 15, 2010.

In the current environment, First Community Bank’s management is employing several strategies that are designed to reduce the Bank’s assets and liabilities. First Community Bank is letting existing brokered deposits roll-off at maturity and has significantly reduced pricing on higher cost deposits. First Community Bank has for some time employed a strategy that increases low cost relationship driven core deposits, which is significantly improving deposit mix and will help the earnings potential going forward. On the asset side, the Bank is exploring a number of strategies to reduce classified assets through loan sales and aggressively marketing ORE properties. This strategy and other strategies are being employed to improve the over-all risk weighting of the loan and security portfolios.

However, when we are no longer subject to regulatory restrictions on growth, prudent opportunities again present themselves, the economy recovers in our market areas, and our capital position permits, we intend to resume this strategy of growth in strategic markets. We can provide no assurance when we will be able to resume this strategy or that we will be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms and expanding our asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any further expansion will be feasible, profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through other successful expansions of our banking markets, or that we will be able to maintain capital sufficient to support our continued growth.

Future acquisitions and expansion activities may disrupt our business, dilute existing shareholders and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities. To the extent that we are permitted and are able to grow through acquisitions, there can be no assurance that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involves various risks including: risks of unknown or contingent liabilities; unanticipated costs and delays; risks that acquired new businesses do not perform consistent with our growth and profitability expectations; risks of entering new markets or product areas where we have limited experience; risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; exposure to potential asset quality issues with acquired institutions; difficulties, expenses and delays of integrating the operations and personnel of acquired financial institutions, and start-up delays and costs of other expansion activities; potential disruptions to our business; possible loss of key employees and customers of acquired institutions; potential short-term decreases in profitability; and diversion of our management’s time and attention from our existing operations and business.

Our past growth may not be indicative of our future growth.

We may not be able to resume our historical rate of growth or may not be able to grow our business at all. In addition, our prior growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative limitations and competition, may also impede or prohibit our ability to expand our market presence.

Other Risks

Control by Principal Shareholder

As of March 15, 2010, Robert M. Menke, our Chairman of the Board, beneficially owned approximately 44.4% of our outstanding shares of common stock, and held convertible preferred stock that could be converted into additional shares of common stock that would give him beneficial ownership of approximately 58.9% of our common stock. As a result, Mr. Menke will be able to either control, or exert substantial influence over, the election of our directors and any other matter submitted for shareholder approval.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our corporate headquarters, which also serves as our mid-county office in Pinellas County. Our headquarters is located at 9001 Belcher Road, Pinellas Park, Florida 33782.

In addition to our headquarters, we currently have ten branch offices: St. Petersburg, Largo, West Central, South Shore, West Shore, Dade City, Zephyrhills, Port Charlotte, Punta Gorda, and Veterans. We own our West Central, West Shore, Port Charlotte, Punta Gorda, Veterans, and Zephyrhills offices. We lease the St. Petersburg, Largo, South Shore, and Dade City offices.

We operate an operations center in Largo, Florida, which is leased.

Item 3.	Legal Proceedings.

From time to time, we are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no pending material legal proceedings to which we are a party or to which any of our properties are subject.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On September 4, 2003, our stock began trading on the NASDAQ SmallCap Market (currently the NASDAQ Capital Market) under the symbol “FCFL.” As of March 1, 2010, there were 211 registered holders of common stock of First Community and approximately 523 beneficial holders. On March 15, 2005, we paid a stock dividend in common stock equal to 5% of the outstanding shares to shareholders of record as of the close of business on March 1, 2005. On January 20, 2006, a three-for-two stock split was issued to shareholders of record as of the close of business on January 10, 2006. On February 28, 2007 we paid a common stock dividend equal to 5% of our common shares outstanding to record holders as of the close of business on February 12, 2007. We did not repurchase any of our equity securities during the fourth quarter of 2009.

On March 1, 2010, the closing sales price of our common stock was $2.70 compared to $2.41 at December 31, 2009.

	Calendar Years
	2009		2008
	Low	High	Low	High
	(Per Share)		(Per Share)
First Quarter*	$3.00	$7.50	$9.10	$11.20
Second Quarter*	3.70	6.96	9.00	12.25
Third Quarter*	3.30	4.29	6.01	10.67
Fourth Quarter*	1.75	4.02	4.25	10.01

*	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007 and three-for-stock split issued on January 20, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	355,148	$7.92	74,662
Equity compensation plans not approved by security holders

Total	355,148	$7.92	74,662

(1)	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.
(2)	Excludes securities reflected in first column.

Stock Performance Graph

The following graph compares the cumulative stockholder’s return on First Community’s common stock with: (i) SNL Financial LLC’s index for southeastern banks and bank holding companies; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from December 31, 2004 to December 31, 2009, inclusive.

First Community Bank Corporation of America

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Community Bank Corporation of America	100.00	97.16	102.59	62.73	27.09	13.71
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
SNL Southeast Bank	100.00	102.36	120.03	90.42	36.60	36.75

Item 6.	Selected Financial Data.

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

	At or for the year ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Total assets	$547,918	$501,645	$436,481
Cash and cash equivalents	50,697	32,458	9,100
Securities available for sale	50,850	25,227	6,847
Securities held to maturity	7,583	8,296	10,330
Loans, net	399,265	403,855	382,551
Deposit accounts	458,517	402,871	334,620
Stockholders’ equity	45,501	44,474	36,968
Selected Operating Data:
Total interest income	$25,727	$27,153	$28,830
Total interest expense	11,384	12,633	13,843
Net interest income	14,343	14,520	14,987
Provision for loan losses	11,125	9,237	1,165
Net interest income after provision for loan losses	3,218	5,283	13,822
Non-interest income	2,076	1,898	1,814
Non-interest expenses	13,418	13,211	11,219
Net earnings	(4,910)	(3,635)	2,865
Per Share Data(1):
Basic earnings per share	$(1.31)	$(.88)	$.70
Diluted earnings per share	$(1.31)	$(.88)	.67
Book value per share	$6.10	$8.61	9.06
Performance Ratios:
Return on average assets (R.O.A.)	(.90)%	(.78)%	.69%
Return on average equity (R.O.E.)	(14.70)%	(9.74)%	8.05%
Dividend payout ratio	—	—	—
Equity to Assets	8.30%	8.87%	8.47%
Interest-rate spread during the period	2.62%	3.15%	3.36%
Net interest margin	2.85%	3.42%	3.88%
Non-interest expense to average assets	2.46%	2.83%	2.70%
Other Ratios and Data:
Average equity to average assets	8.08%	8.03%	8.57%
Allowance for loan losses to total loans	1.92%	2.00%	1.16%
Net charge-offs to average loans	2.75%	1.39%	.03%
Non-performing loans to total loans	6.66%	3.19%	.61%
Allowance for loan losses to non-performing loans	28.89%	62.51%	189.47%
Non-performing loans and foreclosed real estate as a percentage of total assets	5.47%	2.93%	.66%
Total number of full-service banking offices	11	10	9

(1)	All per share amounts have been adjusted to reflect the 5% stock dividends paid March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired as provided in AS310. Any specific reserves for impaired loans are measured based on the fair value of the underlying collateral. The collectability of both principal and interest is evaluated when assessing the need for a specific reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

During 2007, we changed our overall approach in the determination of the allowances for loan losses. A new methodology was created to be in compliance with the guidance issued by the federal agencies in December of 2006. This methodology incorporated the calculation of loans considered impaired under ASC 310 and allocations for performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on the banks experience as per ASC 450. The methodology includes an unallocated portion (qualitative factors) justified by current general market conditions, trends in performance (delinquency), economic and political trends.

In June 2009, the FASB issued ASC 105 (“ASC 105”) “Generally Accepted Accounting Principles”. ASC 105 states that the FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. The Codification and all of its contents, which changes the referencing of financial standards, will carry the same level of authority. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and was adopted July 1, 2009. Therefore, all references to GAAP use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing GAAP, it did not have an impact on our financial condition, results of operations and cash flows.

Loans

A majority of First Community Bank’s loan activity is with borrowers located in our four markets, St. Petersburg/Clearwater, Tampa, Dade City/Zephyrhills, and Port Charlotte/Punta Gorda. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in those counties. The customer base is comprised of individuals, professionals and small to middle market sized companies. Loans are underwritten primarily on the borrower’s ability to repay the loan through personal cash flow, cash flow generated from the business, income producing real estate or the specific sale of an asset. Collateral and the amount to be obtained are determined through an analysis of the specific transaction and the source of repayment and related risk assessment. Collateral types are accounts receivable, inventory, equipment, and commercial and residential real estate. The real estate utilized in commercial transactions is predominantly owner occupied industrial or income producing properties such as apartments, office, warehouse and some retail. The Bank’s exposure in commercial real estate is over 61% owner occupied and the source of repayment is cash flow from the borrowers’ operations. The remaining 39% of commercial real estate is income producing properties dependent on tenants. The Bank’s residential mortgage loans are comprised of 1-4 family homes and condominiums, 77% of which are primary residences and 23% are for investment.

We believe that general economic conditions in our primary service areas, including the real estate market, continues to be weak due to the decrease in demand for real estate property and personal services. Accordingly, we have experienced decreased demand for consumer and commercial loans in 2009 as net loans decreased $4.6 million, or (1.14) %, to $399.3 million at December 31, 2009. Commercial loan activity is focused on seasonal working capital loans and commercial real estate term loans. At December 31, 2009, 2008 and 2007, our non accrual loans had balances of $27,104,000, $13,165,000, and $2,364,000, respectively.

Through First Community Bank, we engage in a full complement of lending activities, including commercial, consumer/installment and real estate loans. We do not participate in high risk lending activities such as sub-prime, Alt-A or negative amortization loans.

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

The following table presents various categories of loans contained in our loan portfolio and the total amount of all loans at December 31 for the years indicated:

	December 31,
Type of Loan	Amount 2009	Percent of Loans in Each Category to Total Loans 2009	Amount 2008	Percent of Loans in Each Category to Total Loans 2008	Amount 2007	Percent of Loans in Each Category to Total Loans 2007	Amount 2006	Percent of Loans in Each Category to Total Loans 2006	Amount 2005	Percent of Loans in Each Category to Total Loans 2005
	(Dollars in thousands)
Residential mortgage loans	$113,554	27.8%	$121,427	29.4%	$128,426	33.1%	$114,311	32.6%	$75,585	27.3%
Commercial real estate loans	198,799	48.6	197,716	47.8	180,304	46.5	162,973	46.5	109,995	39.8
Commercial loans	19,936	4.9	22,829	5.5	22,343	5.8	21,572	6.1	31,916	11.6
Installment loans	75,852	18.7	71,202	17.3	56,496	14.6	51,784	14.8	58,708	21.3

Subtotal	408,141	100.0%	413,174	100.0%	387,569	100.0%	$350,640	100.0%	276,204	100.0%

Deduct:
Allowance for loan losses	(7,830)		(8,230)		(4,479)		(3,499)		(3,416)
Net deferred loan fees	(1,046)		(1,089)		(539)		(353)		(254)

Net loans	$399,265		$403,855		$382,551		$346,788		$272,534

The following is an analysis of maturities of our loans as of December 31, 2009 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Residential mortgage loans	15,385	12,349	85,820	113,554
Commercial real estate loans	61,313	66,854	70,632	198,799
Commercial loans	9,602	9,638	696	19,936
Installment loans	14,736	18,069	43,047	75,852

Total	$101,036	$106,910	$200,195	$408,141

All loans are recorded according to original terms and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2009 the amount of loans due after one year with fixed interest rates totaled approximately $114.9 million, while the amount of loans due after one year with floating interest rates totaled approximately $192.3 million.

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

The following summarizes the 30+ days delinquency by loan category for the dates indicated:

	December 31
	2009		2008
Residential mortgage loans	$12,138	2.97%	$4,994	1.21%
Commercial real estate loans	17,158	4.20	6,462	1.57
Land and lot loans	7,989	1.96	4,577	1.11
Commercial loans	740	0.18	394	0.10
Installment loans	555	0.14	180	0.04

Total	$38,580		$16,607

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

At December 31, 2009, 2008, 2007, 2006, and 2005, non-accrual loans were as follows (dollars in thousands):

	At December 31,
	2009	2008	2007	2006	2005
Residential mortgage loans	$8,863	$3,216	$1,042	$—	$—
Commercial real estate loans	17,509	9,736	1,289	150	—
Commercial loans	623	74	—	—	—
Installment loans	109	139	33	—	—

Total non-accrual loans	$27,104	$13,165	$2,364	$150	$—

The Bank’s non-accrual loans and foreclosed real estate (“REO”) is comprised of the following:

	December 31, 2009				December 31, 2008
	Non-accrual		REO		Non-accrual		REO
	$	#	$	#	$	#	$	#
Residential mortgage loans	8,863	35	1,434	8	3,216	10	234	3
Commercial real estate loans	12,610	18	447	2	6,069	5	391	1
Land and lot loans	4,899	29	931	11	3,667	15	699	10
Commercial loans	623	5	—	—	74	1	—	—
Installment loans	109	3	80	2	139	2	199	3

Total	$27,104	90	$2,892	23	$13,165	33	$1,523	17

A loan is classified impaired when, based on current information and events, it is probable that First Community Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement. The Bank obtains external appraisals on commercial real estate loans considered collateral dependent and on commercial REO on an annual basis. Once the appraisal is obtained First Community Bank will evaluate and, if required, will write down the loan. The Bank obtains a broker’s price opinion or other valuation service estimate every six months on any impaired collateral dependent single family or residential lot loans and REO, and a write down is made as required. A formal appraisal is ordered to evaluate the fair value when the foreclosure process is completed and the property title is being transferred to the bank as REO. The REO is initially valued at the appraised value less estimated costs to sell.

The following table shows the allocation of loan loss reserve between nonimpaired loans and impaired loans. It further illustrates the valuation of impaired loans relative to book value.

	December 31, 2009
	Nonimpaired Loans	Impaired Loans	Total
Allowance for loan losses:
Beginning balance	$8,134	96	8,230
Provision	4,103	7,022	11,125
Charge-offs	(5,045)	(6,572)	(11,617)
Recoveries	91	1	92

Ending balance	$7,283	547	7,830

Loss allowance	$7,283	547	7,830
Partial charge-offs of loans currently in portfolio	288	6,572	6,860

Total	$7,571	7,119	14,690

Total loans	$365,297	$41,798	407,095

Allowance loss and charge-offs as a percentage of total loans	2.07%	17.03%	3.61%

Impaired loans with partial charge-offs:
Fair value of collateral		$31,032
Estimated selling costs		3,610

Fair value less selling costs		$27,422

Gross impaired loans prior to charge-offs		$34,773
Partial charge-offs of impaired loans		(7,351)

Book value of impaired loans with partial charge-offs		$27,422

Fair value less selling costs in excess of book value		$—

Impaired loans without partial charge-offs:
Fair value of collateral		$32,653
Estimated selling costs		3,265

Fair value less selling costs		$29,388

Impaired loans		$15,512
Loss allowance		(547)

Book value of impaired loans		$14,965

Fair value less selling costs in excess of book value		$14,423

Predominantly, nonperforming assets are vacant residential lots, single family homes, multifamily and small office properties and are the primary reason for the build up in impaired loans. The subsequent move to charge-off status is rapid and is not reflected as a specific reserve. The Bank recognizes these losses as they become apparent.

Charge-Off Policy. All loans deemed uncollectible by management are charged-off or written down according to guidelines established and approved by the Board, which are in accordance with the reserve methodology and regulatory and accounting guidelines. Approval of First Community Bank’s chief executive officer or senior credit officer is required for all charge-off requests, which are reported to the Board at its next scheduled meeting. The chief executive officer and senior credit officer are the only authorities who can approve the delay of a charge-off outside of specific time frames for extenuating circumstances.

•	All open-end credits past due for more than 180 days and all unsecured closed-end credits past due for 120 days must be charged-off.

•

Secured non real estate loans when deemed uncollectible by management will be charged-off or written down to no more than 100% of the net liquidated collateral value of the loan as determined by management.

•	Unsecured loans past due 90 to 120 days or more will be charged-off in full or written down to an amount deemed collectible by management.

•	Management has the authority to charge-off loan losses and/or overdrafts up to $25,000, when deemed uncollectible.

At December 31, 2009, our loans that would be defined as troubled debt restructuring had a balance of $19,972,000. For the prior years ending December 31, 2008, 2007, 2006, and 2005, there was a balance of $15,850,000, 0, 0, and 0, respectively. At December 31, 2009, 2008, 2007, 2006, and 2005, there were no loans which were past due ninety days or more and still accruing.

An analysis of our allowance for loan losses and loan loss experience (charge-offs and recoveries) is furnished in the following table (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance at beginning of period	$8,230	$4,479	$3,499	$3,416	$2,640

Charge-offs:
Consumer	(188)	(320)	(85)	(19)	(20)
Commercial	(152)	(515)	(96)	(134)	(2)
Residential	(11,277)	(4,734)	(7)	—	—
Recoveries:
Consumer	33	16	3	6	2
Commercial	23	—	—	—	1
Residential	36	67	—	—	—

Net charge-offs	(11,525)	(5,486)	(185)	(147)	(19)
Provision for losses charged to operations	11,125	9,237	1,165	230	795

Balance at end of period	$7,830	$8,230	$4,479	$3,499	$3,416

Asset Quality Ratios
Net charge-offs to average loans	2.75%	1.39%	.03%	.05%	(0.01)%
Allowance for loan losses to total loans	1.92	2.00	1.16	1.00	1.24
Allowance for loan losses to non performing loans	28.89	62.51	189.47	2,388.46	—
Non performing loans to total loans	6.66	3.19	.61	.04	—
Non performing loans to total assets	4.95	2.62	.54	.04	—

At December 31, 2009, 2008, 2007, 2006, and 2005, the allowance for possible credit losses was allocated as follows (dollars in thousands):

	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential mortgage loans	$1,991	27.8%	$2,812	29.4%	$901	33.1%	$317	32.6%	$417	27.3%
Commercial real estate loans	4,208	48.6	3,392	47.8	2,094	46.5	$1,400	46.5	1,447	39.8
Commercial loans	249	4.9	416	5.5	244	5.8	945	6.1	819	11.6
Installment loans	1,382	18.7	1,610	17.3	1,240	14.6	837	14.8	733	21.3

Total	$7,830	100.0%	$8,230	100.0%	$4,479	100.0%	$3,499	100.0%	$3,416	100.0%

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

Local Economic Conditions. The Bank operates in two distinct geographic markets on the West Coast of Florida: the Tampa Bay region in west-central Florida and the Port Charlotte Region in southwest Florida. Three of First Community Bank’s markets are located around Tampa Bay (Pinellas County, Pasco County and Hillsborough County). The fourth market is located in Charlotte County. The economy in Florida has been hard hit by the decline in real estate values resulting from an over supply of residential housing units, a significant reduction in development activity and reductions in sales activity. The lack of absorption of vacant land, lots and certain single family and condominium products has continued to feed the decline in values. The Tampa Bay region is more diversified with other service and manufacturing industry than the Port Charlotte region, which had been primarily dependent on residential real estate development and retirees. Although the Tampa market has shown decreased values in single family homes and condominiums, it has not suffered as severely as the Port Charlotte market, where housing values have dropped approximately 40-50% from the height of activity in 2005-2006. Similarly vacant land and lot values have fallen 60-70%. The drop in values continues to contribute to the delinquency or default of borrowers in that market. The Tampa market has seen a drop in values for single family of 35-45%, however condominiums and luxury homes have experienced larger decreases. Land and lot values have diminished by 30-40%. The Bank has experienced continued losses in vacant residential lot loans and single family homes. A predominant portion of these losses are in the Port Charlotte market. Unemployment in Port Charlotte is purported to be 15%, thus many borrowers struggle to maintain a positive payment history.

The commercial real estate market in the Tampa Bay market is showing signs of weakness especially in the multifamily, office rental and retail rental markets. The Bank does not have a large concentration in these areas, however, it is experiencing increased delinquency trends in that market. Commercial real estate in Port Charlotte is also experiencing significant weakness, however, First Community Bank has minimal loans of that type in that market.

In light of these real estate trends First Community Bank has experienced an increase in its problem assets specifically in vacant residential lots and single family residential which has comprised 66% of charge-off activity. Commercial real estate related charge-offs to date are 33% of total charge-offs. The remaining charge-offs have been consumer loans.

The increase in nonperforming assets correlates with the real estate related delinquencies being experienced by First Community Bank in the Port Charlotte and Tampa Bay markets. Predominantly, the nonperforming assets are vacant residential lots, single family homes, multifamily and small office properties.

The Bank initially will try and work with each borrower with an impaired loan. Should negotiations fail, then legal action is initiated. The foreclosure process in Florida has continued to lengthen given the large number of cases in process. This delay has inhibited First Community Bank’s ability to obtain possession of real estate in a timely manner. The average is now between twelve and eighteen months. The Bank currently has two special assets officers, one devoted to retail and one to commercial. In addition, we have a person who assists in handling other real estate owned by First Community Bank.

The Bank has no major concentration in acquisition and development or builder lines. The Bank currently has two acquisition and development loans with thirty-six lots totaling $0.8 million, and two primary builder relationships totaling $2.8 million. The builders are located in the St. Petersburg/Clearwater area and the inventory is twenty-three speculative lots, two model homes/townhouse units and fourteen speculative townhomes, and the source of repayment is sale of the assets. The Bank’s raw land (commercial and residential) and developed commercial land loans totals $22.4 million to fifty-nine borrowers, a majority of which was underwritten based on the cash flow of the borrower or guarantors supporting the loan. The Bank has $13.3 million of loans on developed residential lots to 100 borrowers, mostly underwritten with the borrower’s personal cash flow as the primary source of repayment. Within this number are several small builders who maintain minimal lot inventory. The Bank has minimal exposure in speculative single family homes, as most loans are underwritten based on the borrower’s ability repay the loan from cash flow in the event it must be refinanced on a permanent basis.

The Bank also has over $26 million in manufactured housing loans in numerous parks throughout the four market areas, including rental parks, cooperative owned parks and subdivision parks. The Bank perfects its interest in the title and the cooperative share or real estate, as applicable.

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2009, 2008 and 2007 the carrying value of our investments:

	December 31,
Investment Category	2009	2008	2007
	(dollars in thousands)
Available for sale:
U.S. Government agency securities	$17,212	2,546	4,273
Mortgage-backed securities	26,936	22,681	2,574
Municipal securities	6,702	—	—

Total	$50,850	$25,227	$6,847

Held to maturity:
U.S. Government agency securities	$—	$500	$2,156
Mortgage-backed securities	568	779	1,156
Municipal securities	7,015	7,017	7,018

Total	$7,583	$8,296	$10,330

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:

U.S. Government agency and municipal securities	$—	0%	$—	0%	2,991	3.42%	20,923	4.81%	23,914	4.63%

Total	$—	0%	$—	0%	$2,991	3.42%	$20,923	4.81%

Mortgage-backed securities									26,936	4.36%

Total									$50,850	4.49%

Held to Maturity:
U.S. Government agency and municipal securities	$—	0%	$—	0%	$1,028	4.01%	$5,987	4.03%	$7,015	4.03%

Mortgage-backed securities									568	2.87%

Total									$7,583	3.94%

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

Since late 2007, and particularly during the second half of 2008 and through 2009, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many larger correspondent lenders have significantly curtailed their lending to regional and community banks due to the increased levels of losses that they have suffered on such loans. In addition, many of the larger correspondent lenders have reduced or even eliminated Federal Funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from First Community Bank without prior regulatory approval. In addition, under First Community Bank’s MOU, First Community Bank was required to submit to the OTS a brokered deposit reduction plan. The plan, which was approved by the OTS, calls for the reduction of brokered deposits to $83.8 million by year-end 2010 and $80.8 million by year-end 2011. First Community Bank currently has approximately $88 million in brokered deposits.

On February 12, 2010, we concluded a public stock offering which brought in approximately $10.4 million in new capital. Our recent internal analysis of capital indicated potential additional provision for loan and lease losses of $11 million for 2010. Based on our reviews and judgments, we believe that we will need a minimum of approximately $8 million of additional capital to comply with our capital plan as currently proposed and reserve sufficient funds to service the dividend obligations of the Series A Preferred Stock issued to the Treasury in connection with our participation in the TARP Capital Purchase Program, as required by the OTS and our TARP Plan submitted to OTS. However, there can be no assurance that such internal analysis accurately reflects the amount of capital we need to raise now or in the future. Further, the OTS may require that we revise our capital plan to maintain higher ratios, which could require that we raise additional capital. In addition, we will likely need to raise additional capital to support our continued growth.

Our ability to achieve these goals depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, there can be no assurance that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to satisfy these capital ratios and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

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

Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $459, $403, and $335, million at December 31, 2009, 2008, and 2007, respectively. Most of the $56 million increase in deposits since December 31, 2008, was attributable to growth in money market accounts reflecting the impact of the interest rate environment. The funding requirements for loans have decreased in 2009, from 2008 levels. Net loans have decreased $4.6 million during the period from December 31, 2008, to December 31, 2009. Management anticipates that a stable base of deposits will be our primary source of funding to meet both our short-term and long-term liquidity needs in the future.

The following table presents, for the years ended December 31 2009, 2008, and 2007 the average amount of, and average rate paid on, each of the following deposit categories (dollars in thousands):

	Average Amount			Average Rate Paid
Deposit Category	2009	2008	2007	2009	2008	2007
Non interest bearing demand	$36,512	$33,429	$35,750	—%	—%	—%
Savings, NOW and money market deposits	169,190	130,833	113,196	1.66	1.87	2.31
Time deposits	247,657	205,375	191,858	2.89	4.07	5.09

Total	$453,359	$369,637	$340,804	2.39%	3.21%	3.70%

The following table indicates the amount of outstanding time certificates of deposit of $100,000 or more and their respective maturities as of December 31 (in thousands):

2009
3 months or less	$36,602
3-12 months	$50,864
1-3 years	$22,038
Over 3 years	$4,409

Total	$113,913

Borrowings. To date, we have relied on deposits, proceeds from sales of loans and securities, repurchase agreements, and borrowings from the Federal Home Loan Bank as our major sources of funding. As of December 31, 2009, we held repurchase agreements, which are used as sweep account for commercial customers, of approximately $2.8 million. We will continue to rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet our demand for loans, we have the ability to seek a portion of the needed funds through loans (advances) from the FHLB where we currently have the ability to borrow up to $87 million. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2009, 2008 and 2007, are set forth in the table below ($ in thousands):

	Interest		At December 31,
Maturing in Year Ending December 31,	Rate		2009	2008	2007
2008	4.64		—	—	8,000
2008	4.45		—	—	3,000
2008	4.14		—	—	2,000
2009	3.71		—	1,000	1,000
2010	3.75		5,000	5,000	5,000
2011	5.40		5,000	5,000	5,000
2012	4.06		5,000	5,000	5,000
2013	2.30	(3)	—	1,000	—
2015	2.76	(1)	5,000	5,000	—
2015	2.92	(1)	5,000	5,000	—
2016	4.62		5,000	5,000	5,000
2017	2.92	(2)	6,000	6,000	6,000
			$36,000	$38,000	$40,000

(1)	FHLB has a call option in February 2011 and quarterly thereafter
(2)	FHLB has a call option in March 2010 and quarterly thereafter
(3)	FHLB has a call option in March 2009 and quarterly thereafter

Participation in the Capital Purchase Program. In December 2008, we determined that it was in our best interest to participate in the CPP subdivision of TARP. Under the program, the Treasury can purchase shares of senior preferred stock (“Preferred Stock”) and a warrant to purchase common stock (“Warrant”) of financial institutions.

On December 18, 2008, we filed with the Division of Corporations, Secretary of State of Florida an amendment to our Articles of Incorporation establishing the terms of the preferred shares. Subsequently on December 23, 2008, pursuant to the CPP, we sold to the Treasury: (a) 10,685 shares of First Community Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), having a liquidation preference of $1,000 per share, and (b) a ten-year warrant (the “Warrant”) to purchase up to 228,312 shares of our common stock at an exercise price of $7.02 per share. The issuance and sale was exempt from registration as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The purchase price for the Series A Preferred Stock and the Warrant was $10,685,000, or $1,000 per share of the Series A Preferred Stock.

Under the CPP Purchase Agreement, cumulative dividends on the Series A Preferred Stock will accrue on the purchase price at an annual rate of 5% per year for the first five years and at an annual rate of 9% thereafter, but will be paid only if and when declared by our Board of Directors. The Series A Preferred Stock have no maturity date and rank senior to the common stock (and pari passu with any other First Community senior preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends, distributions and amounts payable upon the liquidation, dissolution and winding up of First Community. Subject to the approval of the Board of Governors of the Federal Reserve System, the Series A Preferred Stock is redeemable at our option at 100% of their liquidation preference, provided that we have consulted with the OTS regarding any repurchase. Although ARRA was not specific, we believe the Treasury will require the OTS’ consent as part of such consultation to redeem the Series A Preferred Stock.

Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Real estate operating leases	$571	$1,015	$907	$624	$3,117
Certificates of Deposit	158,909	50,386	7,118	258	$216,671
Federal home loan bank advances	5,000	10,000	—	21,000	$36,000

Total	$164,480	$61,401	$8,025	$21,882	$255,788

Further discussion of the nature of each obligation is included in “Note 5-Premises and Equipment, Net”, “Note 6-Deposits”, and “Note 7-Federal Home Loan Bank Advances”.

Average Balance, Interest and Average Yields and Costs

The following is an analysis of the net interest earnings for the years ended December 31, 2009, 2008, and 2007, with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities.

For purposes of these analyses, non-accruing loans, if any, are included in the average balances.

	For the Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans(1)	$410,944	23,492	5.72%	$389,862	25,413	6.52%	$361,881	$27,481	7.59%
Securities(2)	53,205	2,141	4.02%	29,006	1,410	4.86%	17,595	819	4.65%
Other interest earnings assets	39,928	94	0.24%	5,692	330	5.80%	6,751	530	7.85%

Total earning assets	504,077	25,727	5.10%	424,560	27,153	6.40%	386,227	28,830	7.46%

Non-earning assets	41,549			42,933			29,171

Total Assets	$545,626			$467,493			$415,398

LIABILITIES:
Interest-bearing liabilities:
Savings NOW and money market	$169,190	2,814	1.66%	$130,833	2,449	1.87%	$113,196	2,612	2.31%
Time Deposits	247,657	7,156	2.89%	205,375	8,349	4.07%	191,858	9,763	5.09%

Total Interest Bearing Deposits	416,847	9,970	2.39%	336,208	10,798	3.21%	305,054	12,375	4.06%
Other borrowings(3)	41,624	1,414	3.40%	53,336	1,835	3.44%	32,089	1,468	4.57%

Total interest-bearing liabilities	458,471	11,384	2.48%	389,544	12,633	3.24%	337,143	13,843	4.11%

Non interest-bearing liabilities	43,095			40,395			42,655
Net Preferred Stock	10,655			223
Stockholders’ equity	33,405			37,331			35,600

Total liabilities and equity	$545,626			$467,493			$415,398

Net interest income		$14,343			$14,520			$14,987

Interest-rate spread(4)			2.62%			3.15%			3.36%
Net interest margin(5)			2.85%			3.42%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.10			1.09			1.15

(1)	Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include non-performing loans.
(2)	Yields on securities available for sale are based on average amortized cost.
(3)	Other borrowings include Federal Home Loan Bank Advances, repurchase agreements with customers and First Community’s line of credit.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earnings assets and the weighted-average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2009 Compared to 2008 Increase (Decrease) Due to (dollars in thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$(3,119)	$1,375	$(177)	$(1,921)
Securities	(244)	1,176	(201)	731
Other interest-earning assets	(316)	1,986	(1,906)	(236)

Total increase in interest income	$(3,679)	$4,537	$(2,284)	$(1,426)

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	(275)	717	(77)	365
Time deposits	(2,423)	1,721	(491)	(1,193)
Other borrowings	(21)	(403)	3	(421)

Total increase in interest expense	(2,719)	2,035	(565)	(1,249)

Net change in net interest income	$(960)	$2,502	$(1,719)	$(177)

	Year Ended December 31, 2008 Compared to 2007 Increase (Decrease) Due to (dollars in thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$(3,872)	$2,124	$(320)	$(2,068)
Securities	(62)	591	(39)	490
Other interest-earning assets	(42)	(63)	6	(99)

Total increase (decrease) in interest income	$(3,976)	$2,652	$(353)	$(1,677)

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	(498)	407	(72)	(163)
Time deposits	(1,957)	688	(145)	(1,414)
Other borrowings	(363)	971	(241)	367

Total increase (decrease) in interest expense	(2,818)	2,066	(458)	(1,210)

Net change in net interest income	$(1,158)	$586	$105	$(467)

Comparison of the Years Ended December 31, 2009 and 2008

General. We recorded a net loss of $4.9 million for the year ended December 31, 2009 compared to a net loss of $3.6 million for the year ended December 31, 2008. The decline in earnings was due to increased credit losses.

We recorded a net loss available to common stockholders, after dividends paid on our Series A Preferred Stock held by the Treasury and amortization of preferred discount, for the year ended December 31, 2009 of $5.5 million or $(1.31) earnings per basic share and $(1.31) earnings per diluted share compared to a net loss of $3.6 million or $(.88) earnings per basic share and $(.88) earnings per diluted share for the year ended December 31, 2008.

The $1.3 million increase in losses reflected a $1.9 million increase in provision for loan losses, which made the loan loss reserve balance $7.8 million, or 1.92% of gross loans. Net loan charge-offs were $11.5 million for 2009, compared to $5.5 million for 2008.

Net Interest Income. Interest income decreased to $25.7 million during the year ended December 31, 2009, from $27.2 million in 2008. Interest on loans for the year ended December 31, 2009 decreased to $23.5 million from $25.4 million for the year ended December 31, 2008. The decrease in interest income on loans was attributable to a decline in the average yield on loans from 6.52% for the year ended December 31, 2008 to 5.72% for the year ended December 31, 2009. The declining loan yield reflected a full year impact of the lower interest rate environment and the impact of the loss of income on increasing balances of nonaccrual loans. Interest on securities increased to $2.1 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008. The increase in interest income on securities was due to an increase in the average balance of securities to $53.2 million for the year ended December 31, 2009 compared to $29.0 million for the year ended December 31, 2008.

Interest expense on interest-bearing deposit accounts decreased to $10.0 million for the year ended December 31, 2009, compared to $10.8 million for the year ended December 31, 2008. The decrease was due to a decrease in the rate paid to 2.39% for the year ended December 31, 2009 from 3.21% for the year ended December 31, 2008. Interest expense on other borrowings decreased to $1.4 million for the year ended December 31, 2009, compared to $1.8 million for the year ended December 31, 2008. The decrease was due to a decrease in the average balance of other borrowings to $41.6 million for the year ended December 31, 2009 from $53.3 million for the year ended December 31, 2008. The average rate paid on other borrowings declined to 3.40% for the year ended December 31, 2009 compared to 3.44% for the year ended December 31, 2008.

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

Homogenous loans, such as installment and residential mortgage loans are not individually reviewed by management. The allowance is established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function. The allowance relating to individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge off experience.

Prior to 2007, historical losses were minimal. During 2007, we changed our overall approach in the determination of the allowances for loan losses. A new methodology was created to be in compliance with the guidance issued by the federal agencies in December of 2006. This methodology incorporated the calculation of loans considered impaired and allocations for performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on our experience. The methodology includes an unallocated portion (qualitative factors) justified by current general market conditions, trends in performance (delinquency), economic and political trends.

The provision for loan losses was $11,125,000 for the year ended December 31, 2009 compared to $9,237,000 for the year ended December 31, 2008. Economic weakness has continued to stress the loan portfolio and has affected the levels of nonperforming assets and charge-offs. Management believes that it is judicious in recognizing problem assets and recorded an appropriate allowance for loan loss reflecting the current circumstances.

The allowance for loan losses is $7.8 million for the year ended December 31, 2009. While management believes that its allowance for loan losses is adequate as of December 31, 2009, future adjustments to the allowance for loan losses may be necessary as economic conditions could dictate. We believe that our conservative underwriting policies somewhat mitigates our exposure in the troubled Florida real estate market.

Noninterest Income. Noninterest income increased to $2.1 million for the year ended December 31, 2009 from $1.9 million for the year ended December 31, 2008. The increase was primarily due to $440,000 in security gains recorded for the year ended December 31, 2009, partially offset by a $412,000 decline in income from bank owned life insurance resulting from a death benefit collected in 2008.

Noninterest Expenses. Total noninterest expenses increased to $13.4 million for the year ended December 31, 2009 from $13.2 million for the year ended December 31, 2008. First Community Bank’s FDIC assessment fees increased $0.5 million over the prior year.

Income Taxes (Benefit). Income taxes (benefit) for the year ended December 31, 2009, were $(3.2) million compared to $(2.4) million for the period ended December 31, 2008.

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

The allowance for loan losses was $8.2 million at December 31, 2008, which was up from $4.5 million at December 31, 2007. The provision expense increase reflected a $5.3 million increase in net charge-offs and raising the reserve for loan losses to 2.0% of gross loans on December 31, 2008, up from 1.16% on December 31, 2007.

Non interest Income. Non interest income increased to $1.9 million in 2008 from $1.8 million for the year ended December 31, 2007. The increase is primarily due to a $411,000 increase in income from bank owned life insurance.

Non-interest Expense. Total non-interest expense increased to $13.2 million for the year ended December 31, 2008, from $11.2 million for the comparable period ended December 31, 2007. The increase in non-interest expense reflects a $905,000 increase in other expense, which includes a $428,000 write off of goodwill and $408,000 in other real estate expenses and write downs. Increases in FDIC premiums contributed to a $309,000 increase in insurance premiums. Additionally, increases in employee compensation, occupancy, equipment expense, and data processing expense reflected the expansion in the branch network.

Income Taxes. Income taxes for the year ended December 31, 2008, was $(2.4) million or compared to $1.6 million or for the year ended December 31, 2007.

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31, 2009 and 2008 are as follows. All per share amounts reflect the 5% stock dividends paid in March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006 (in thousands, except share amounts):

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,292	$6,400	$6,513	$6,522
Interest expense	2,619	2,840	2,937	2,988

Net interest income	3,673	3,560	3,576	3,534
Provision for loan losses	4,423	4,670	1,337	695

Net interest income after provision for loan losses	(750)	(1,110)	2,239	2,839
Noninterest income	397	757	480	378
Noninterest expense	3,576	3,458	3,230	3,154

(Loss) Earnings before income taxes	(3,929)	(3,811)	(511)	63
Income taxes (benefit)	(1,501)	(1,477)	(230)	(6)

Net (loss) earnings	$(2,428)	$(2,334)	$(281)	$69

Basic earnings per share	$(.62)	$(.59)	$(.10)	$(.02)
Diluted earnings per share	$(.62)	$(.59)	$(.10)	$(.02)

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,627	$6,685	$6,803	$7,038
Interest expense	3,044	3,123	3,218	3,248

Net interest income	3,583	3,562	3,585	3,790
Provision for loan losses	7,098	1,246	713	180

Net interest income after provision for loan losses	(3,515)	2,316	2,872	3,610
Noninterest income	352	704	448	394
Noninterest expense	3,881	2,995	3,133	3,202

(Loss) Earnings before income taxes	(7,044)	25	187	802
Income taxes (benefit)	(2,528)	(149)	29	253

Net (loss) earnings	$(4,516)	$174	$158	$549

Basic earnings per share	$(1.09)	$.04	$.04	$.13
Diluted earnings per share	(1.09)	.04	.04	.13

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are located beginning on page 44 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this report, our Chief Executive Officer and Chief

Financial Officer concluded that, subject to the limitations noted below, our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Controls

We have made no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item appears in First Community’s Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is hereby incorporated by reference. We have adopted a Code of Ethics that applies to our principal executive and financial officers, a copy of which is filed as an exhibit to this report. Persons who would like a copy of such Code of Ethics may receive one without charge upon request made to Kay M. McAleer, Vice President/Corporate Secretary, First Community Bank Corporation of America, 9001 Belcher Road, Pinellas Park, Florida 33782.

Item 11.	Executive Compensation.

Information required by this Item appears in First Community’s Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Executive Compensation,” and is hereby incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item appears in First Community’s Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Beneficial Stock Ownership of Directors and Executive Officers,” and is hereby incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item appears in First Community’s Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Certain Transactions,” and is hereby incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item appears in First Community’s Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Relationship with Independent Registered Public Accounting Firm,” and is hereby incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 44 of this report.

(2)	Financial Statements Schedule

All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes therein.

(3)	Exhibits:

The following exhibits are filed with or incorporated by reference into this report. Certain of the exhibits were previously filed as a part of First Community’s Registration Statements on Form SB-2 and S-1, Forms 10-K, Forms 10-KSB, Forms 10-Q, Forms 10-QSB or Forms 8-K as indicated and are hereby incorporated by reference.

Exhibit No.		Description of Exhibit

3.1		Amended and Restated Articles of Incorporation – March 28, 2003	(1)

3.2		Articles of Amendment to the Articles of Incorporation – May 1, 2006	(2)

3.3		Articles of Amendment to the Articles of Incorporation – December 18, 2008	(3)

3.4		Articles of Amendment to the Articles of Incorporation – December 29, 2009	(4)

3.5		Amended and Restated Bylaws

4.2		Warrant to purchase up to 228,312 shares of common stock	(3)

10.1	*	Amended and Restated Employment Agreement of Kenneth P. Cherven

10.2	*	First Amended and Restated Non-Employee Director Stock Option Plan	(1)

10.3	*	Long-Term Incentive Plan	(1)

10.4	*	Amended and Restated Deferred Compensation Plan

10.5	*	Non-competition, Non-solicitation and Non-disclosure Agreement of Clifton E. Tufts	(2)

10.6		Letter Agreement, dated December 23, 2008 between First Community Bank Corporation of America and the United States Department of the Treasury	(3)

10.7		Form of Waiver	(3)

10.8		Form of Compliance Agreement	(3)

10.9		Securities Purchase Agreement – Standard Terms between First Community Bank Corporation of America and the United States Department of the Treasury	(3)

10.10		Placement Agreement by and between First Community Bank Corporation of America and Raymond James & Associates, Inc.	(4)

14.		Code of Ethical Conduct (Principal Executive and Financial Officers)

21.		Subsidiaries of the Registrant

23.1		Consent of Hacker, Johnson, & Smith, P.A.

23.2		Consent of Hacker, Johnson, & Smith, P.A.

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1		Certification of Chief Executive Officer required by Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA)

99.2		Certification of Chief Financial Officer required by Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA)

(1)	Filed as an exhibit to First Community’s Form SB-2 filed with the SEC on April 7, 2003.
(2)	Filed as an exhibit to First Community’s Form S-1/A filed with the SEC on December 21, 2009.
(3)	Filed as an exhibit to First Community’s Form 8-K filed with the SEC on December 29, 2008.
(4)	Filed as an exhibit to First Community’s Form S-1/A filed with the SEC on December 29, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have audited the accompanying consolidated balance sheets of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 31, 2010

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2009	2008
Assets

Cash and due from banks	$5,623	6,873
Interest-bearing deposits with banks	45,074	141
Federal funds sold	—	25,444

Cash and cash equivalents	50,697	32,458

Other interest-bearing deposits with banks	491	300
Securities available for sale	50,850	25,227
Securities held to maturity (market value of $7,554 and $7,781)	7,583	8,296
Loans, net of allowance for loan losses of $7,830 in 2009 and $8,230 in 2008	399,265	403,855
Federal Home Loan Bank stock, at cost	2,549	2,555
Premises and equipment, net	12,834	12,903
Foreclosed real estate	2,892	1,523
Accrued interest receivable	2,016	1,765
Deferred income taxes	4,912	3,501
Bank owned life insurance	7,940	7,762
Prepaid FDIC assessment	4,661	—
Other assets	1,228	1,500

	$547,918	501,645

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	36,293	32,796
Savings, NOW and money-market deposits	205,553	123,098
Time deposits	216,671	246,977

Total deposits	458,517	402,871

Federal Home Loan Bank advances	36,000	38,000
Other borrowings	2,767	10,325
Accrued expenses and other liabilities	5,133	5,975

Total liabilities	502,417	457,171

Commitments (Notes 5, 17 and 21)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized:
Series A, 10,685 shares designated, issued and outstanding	10,685	10,685
Series A preferred stock discount	(27)	(33)
Series B, 720,000 shares designated, 189,018 shares issued and outstanding in 2009	4,725	—
Common stock, $0.05 par value, 20,000,000 shares authorized, 4,938,692 and 4,111,121 shares issued and outstanding	247	205
Additional paid-in capital	32,154	30,388
(Accumulated deficit) retained earnings	(2,618)	2,843
Accumulated other comprehensive income	335	386

Total stockholders’ equity	45,501	44,474

	$547,918	501,645

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Interest income:
Loans	$23,492	25,413	27,481
Securities	2,141	1,410	819
Other interest earning assets	94	330	530

Total interest income	25,727	27,153	28,830

Interest expense:
Deposits	9,970	10,798	12,375
Other borrowings	1,414	1,835	1,468

Total interest expense	11,384	12,633	13,843

Net interest income	14,343	14,520	14,987

Provision for loan losses	11,125	9,237	1,165

Net interest income after provision for loan losses	3,218	5,283	13,822

Noninterest income:
Service charges on deposit accounts	810	787	834
Other service charges and fees	297	235	239
Income from bank owned life insurance	178	613	202
Gain on sale of loans held for sale	—	68	147
Gain on sale of securities	470	—	—
Other	321	195	392

Total noninterest income	2,076	1,898	1,814

Noninterest expenses:
Employee compensation and benefits	6,419	7,253	7,069
Occupancy and equipment	1,807	1,670	1,466
Data processing	1,436	1,156	950
Professional fees	758	409	276
Office supplies	269	254	224
Insurance	1,037	557	248
Advertising	34	58	37
Other	1,658	1,854	949

Total noninterest expenses	13,418	13,211	11,219

(Loss) earnings before income taxes (benefit)	(8,124)	(6,030)	4,417
Income taxes (benefit)	(3,214)	(2,395)	1,552

Net (loss) earnings	(4,910)	(3,635)	2,865
Preferred stock dividend requirements and amortization of preferred discount	(551)	—	—

Net (loss) earnings applicable to common stockholders	$(5,461)	(3,635)	2,865

(Loss) earnings per share:
Basic (loss) earnings per share	$(1.31)	(.88)	.70

Diluted (loss) earnings per share	$(1.31)	(.88)	.67

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share amounts)

	Preferred Stock									Accumulated Other Comprehensive Income (Loss)	Total
	Series A			Series B		Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount	Discount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	$—	—	—	$—	—	3,840,687	$192	25,642	7,852	(4)	33,682

Comprehensive income:
Net earnings	—	—	—	—	—	—	—	—	2,865	—	2,865
Net change in unrealized loss on securities available for sale, net of taxes of $44	—	—	—	—	—	—	—	—	—	74	74

Comprehensive income											2,939

Exercise of stock options before 5% stock dividend	—	—	—	—	—	22,811	1	146	—	—	147
5% stock dividend, net of fractional shares paid-in cash	—	—	—	—	—	193,047	10	4,227	(4,239)	—	(2)
Exercise of stock options after 5% stock dividend	—	—	—	—	—	25,457	1	144	—	—	145
Share-based compensation expense	—	—	—	—	—	—	—	57	—	—	57

Balance at December 31, 2007	—	$—	—	—	$—	4,082,002	$204	30,216	6,478	70	36,968

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share amounts)

	Preferred Stock					Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Series A			Series B
	Shares	Amount	Discount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	—	—	$—	4,082,002	$204	30,216	6,478	70	36,968
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(3,635)	—	(3,635)
Net change in unrealized loss on securities available for sale, net of taxes of $190	—	—	—	—	—	—	—	—	—	316	316

Comprehensive loss											(3,319)

Exercise of stock options	—	—	—	—	—	35,141	1	168	—	—	169
Retirement of common stock	—	—	—	—	—	(6,022)	—	(59)	—	—	(59)
Share-based compensation expense	—	—	—	—	—	—	—	41	—	—	41
Issuance of preferred stock to U.S. Treasury	10,685	10,685	—	—	—	—	—	—	—	—	10,685
Fair value of common stock warrants issued to U.S. Treasury	—	—	(33)	—	—	—	—	33	—	—	—
Preferred stock issuance cost	—	—	—	—	—	—	—	(11)	—	—	(11)

Balance at December 31, 2008	10,685	$10,685	(33)	—	$—	4,111,121	$205	30,388	2,843	386	44,474

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share amounts)

	Preferred Stock					Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Series A			Series B
	Shares	Amount	Discount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	10,685	$10,685	(33)	—	$—	4,111,121	$205	30,388	2,843	386	44,474

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(4,910)	—	(4,910)
Net change in unrealized loss on securities available for sale, net of taxes of $31	—	—	—	—	—	—	—	—	—	(51)	(51)

Comprehensive loss											(4,961)

Exercise of stock options	—	—	—	—	—	40,310	3	192	—	—	195
Issuance of Convertible Perpetual Preferred Stock Series B	—	—	—	189,018	4,725	—	—	1,151	—	—	5,876
Issuance of common stock	—	—	—	—	—	787,261	39	385	—	—	424
Share-based compensation expense	—	—	—	—	—	—	—	38	—	—	38
Dividend on preferred stock to U.S. Treasury	—	—	—	—	—	—	—	—	(545)	—	(545)
Amortization of common stock warrants issued to U.S. Treasury	—	—	6	—	—	—	—	—	(6)	—	—

Balance at December 31, 2009	10,685	$10,685	(27)	189,018	$4,725	4,938,692	$247	32,154	(2,618)	335	45,501

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(4,910)	(3,635)	2,865
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Provision for loan losses	11,125	9,237	1,165
Depreciation and amortization	613	617	520
Deferred income tax benefit	(1,411)	(1,207)	(621)
Net amortization of deferred loan fees and costs	(241)	(309)	(310)
Net amortization of premium, discounts on securities	218	(54)	(28)
Income from bank owned life insurance	(178)	(613)	(202)
Origination of loans held for sale	—	(4,612)	(15,252)
Proceeds from sale of loans held for sale	—	5,108	15,432
Gain on sale of loans held for sale	—	(68)	(147)
(Increase) decrease in accrued interest receivable	(251)	90	(135)
(Increase) decrease in prepaid FDIC assessment and other assets	(4,358)	(619)	130
Decrease (increase) in accrued expenses and other liabilities	(842)	(595)	(2,382)
Share-based compensation	38	41	57
Gain on sale of securities available for sale	(470)	—	—

Write-down on foreclosed real estate	340	282	—
Net loss on sale of foreclosed real estate	51	—	—

Net cash (used in) provided by operating activities	(276)	3,663	1,092

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(191)	198	(67)
Purchase of securities available for sale	(51,239)	(21,995)	(5,807)
Principal payments on securities available for sale	7,928	1,970	281
Proceeds from calls and maturities of securities available for sale	2,000	2,200	3,000
Proceeds from the sale of securities available for sale	15,858	—	—
Principal payments on securities held to maturity	213	195	334
Purchase of securities held to maturity	—	—	(1,000)
Proceeds from calls and maturities of securities held to maturity	500	1,844	1,500
Net increase in loans	(10,055)	(34,481)	(36,821)
Purchase of premises and equipment, net	(544)	(2,034)	(4,912)
Proceeds from sale of foreclosed real estate	2,001	2,554	—
Redemption (purchase) of Federal Home Loan Bank stock	6	(51)	49
Purchase of bank-owned life insurance	—	—	(5,000)
Proceeds from life insurance death benefit	—	448	—

Net cash used in investing activities	(33,523)	(49,152)	(48,443)

Cash flows from financing activities:
Increase in deposits	55,646	68,251	34,910
Proceeds from Federal Home Loan Bank advances	—	21,000	54,200
Repayments of Federal Home Loan Bank advances	(2,000)	(23,000)	(56,700)
Net (decrease) increase in other borrowings	(7,558)	712	3,324
Net (decrease) increase in federal funds purchased	—	(8,900)	8,900
Proceeds from exercise of stock options and warrants	195	169	292
Retirement of common stock	—	(59)	—
Fractional shares of stock dividend paid in cash	—	—	(2)
Dividend on preferred stock to U.S. treasury	(545)	—	—
Issuance of fixed-rate cumulative perpetual preferred stock, Series A, net of issuance cost	—	10,674	—
Issuance of common stock	424	—	—
Issuance of cumulative convertible preferred perpetual stock, Series B	5,876	—	—

Net cash provided by financing activities	52,038	68,847	44,924

Net increase (decrease) in cash and cash equivalents	18,239	23,358	(2,427)
Cash and cash equivalents at beginning of year	32,458	9,100	11,527

Cash and cash equivalents at end of year	$50,697	32,458	9,100

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$11,694	12,666	13,803

Income taxes (refund)	$(1,696)	595	1,709

Noncash transactions:
Transfer from loans to foreclosed real estate	$3,761	3,821	329

Accumulated other comprehensive (loss) income, net change in unrealized (loss) gain on securities available for sale, net of income taxes	$(51)	316	74

Amortization of common stock warrants issued to U.S Treasury	$6	—	—

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2009 and 2008 and For Each of the Three Years

in the Period Ended December 31, 2009

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

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the realization of deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature in ninety days or less.

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirement at December 31, 2009 and 2008 was $200,000.

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

The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, the Company then determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows; and (iv) the timing and magnitude of a break in modeled cash flows.

Derivatives. The Company, for the convenience of its customers, enters into fixed-rate loan commitments for loans which will be sold to a secondary market investor. Simultaneously with the commitment, the Company enters into a forward sales agreement with a secondary market investor. Any holding gains or losses associated with the loan commitments are offset by the holding gains or losses on the forward sales agreement.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Loans, Continued. Loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is divided into two groups: (1) impaired loans, and (2) all other loans. For impaired loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any losses. Impaired loans are identified by the Loan Officer, Loan Review, Loan Committee or by the Examiners. All other loans are multiplied by an historical loss factor adjusted for economic factors, concentration of credit and portfolio composition changes.

A loan is classified impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement. Once a loan is considered impaired and is collateral dependent, an analysis of the loan will be performed to determine a fair value estimate. Fair value will be determined by a current appraisal or using a reasonable discount of the appraisal using comparable data given the existing economic conditions. If the loan is collateral dependent, the loss will be determined by deducting selling costs from the fair value of the collateral. The difference between the loan balance and the fair value less selling cost is the loss. The loss will be charged-off when it has been determined. A loan that is impaired and noncollateral dependent will be treated in accordance with regulatory guidelines for retail loans. Closed end retail loans will be charged-off when delinquent 120 days and open end loans will be charged-off when 180 days delinquent. Commercial loans that are noncollateral dependent will be charged-off between 90 and 120 days delinquent. If the loan is considered impaired as a Troubled Debt Restructure, it is treated as required under ASC 310. The discounted cash flow of revised payment stream is discounted at the original loan rate and the difference is determined to be the loss.

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

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure is initially recorded at fair value less estimated selling cost at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated selling cost. Revenue and expenses from operations and changes in the valuation allowance are included in operations.

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

Transfer of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes. On January 1, 2009, the Company adopted the recent accounting guidance relating to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2009, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Holding Company and the Bank file consolidated income tax returns. Income taxes are allocated proportionately to the Holding Company and the Bank as though separate income tax returns were filed.

Stock Compensation Plan. The Company expenses the fair value of any stock options granted. The measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options is based on estimated fair values. The Company recognizes stock-based compensation in the consolidated statement of operations. The expense is recognized on a straight-line basis over the vesting period.

Fair Value Measurements. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy describes three levels of inputs that may be used to measure fair value:

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

Impaired Loans. The Company’s impaired loans are normally collateral dependent and, as such, losses are determined based on the fair market value of the collateral less estimated selling costs. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Fair Value Measurements, Continued.

Foreclosed Assets. The Company’s foreclosed real estate is recorded at fair market value less estimated selling costs. Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair values estimates for foreclosed real estate are classified as Level 3.

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument or may not necessarily represent the underlying fair value of the instrument. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

Other Interest-Bearing Deposits with Banks. The carrying value of other interest-bearing deposits with banks approximates their fair value.

Securities. Fair values for securities are based on the framework for measuring fair value.

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgages (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Federal Home Loan Bank Stock. The stock is not publicly traded and the estimated fair value is its redemption value of $100 per share.

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

Comprehensive Income (Loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net operations, are components of comprehensive income (loss). The components of other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Unrealized holding gains on available for sale securities	$(82)	506	118
Net gain realized in operations	—	—	—

Net change in unrealized gain	(82)	506	118

Income taxes	(31)	190	44

Net change in unrealized gain, net of tax	$(51)	316	74

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

(Loss) Earnings Per Share. Basic (loss) earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted (loss) earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. All per share information has been restated to reflect the 5% stock dividend declared in January, 2007 and paid in February, 2007. In 2007, outstanding stock options and warrants are excluded from the calculation because the Company’s net loss position makes their effect anti-dilutive.

Recent Pronouncements. In 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative generally accepted accounting principles in the United States of America (“GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC is nonauthoritative. The Company’s policies were not affected by the conversion to ASC.

In 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (“SFAS No. 166”) (this SFAS was incorporated into the ASC on January 1, 2010 in Codification Topic 860.) amending the accounting for the transfers of financial assets. This new standard enhances reporting about transfers of financial assets, including loan participations and securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The standard was effective January 1, 2010 and had no impact on the Company’s consolidated financial statements.

In 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”) (this SFAS was incorporated into the ASC on January 1, 2010 in Codification Topic 810.) on how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The standard was effective January 1, 2010 and had no impact on the Company’s consolidated financial statements.

Reclassifications. Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2009:
U.S. Government agency securities	$17,451	21	(260)	17,212
Mortgage-backed securities	26,413	561	(38)	26,936
Municipal securities	6,450	306	(54)	6,702

	$50,314	888	(352)	50,850

At December 31, 2008:
U.S. Government agency securities	2,498	48	—	2,546
Mortgage-backed securities	22,111	624	(54)	22,681

	$24,609	672	(54)	25,227

Held to Maturity:
At December 31, 2009:
Mortgage-backed securities	568	8	—	576
Municipal securities	7,015	88	(125)	6,978

	$7,583	96	(125)	7,554

At December 31, 2008:
U.S. Government agency securities	500	1	—	501
Mortgage-backed securities	779	2	(29)	752
Municipal securities	7,017	—	(489)	6,528

	$8,296	3	(518)	7,781

Available-for-sale securities at December 31, 2009 measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$50,850	—	50,850	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The scheduled maturities of securities at December 31, 2009 were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Five to ten years	$3,000	2,991	1,028	993
After ten years	20,901	20,923	5,987	5,985
Mortgage-backed securities	26,413	26,936	568	576

	$50,314	50,850	7,583	7,554

There were no sale of securities during 2008 and 2007. Securities sold during 2009 are summarized as follows (in thousands):

Principal received from sales	$15,889

Gross gains	470
Gross losses	—

Net gain	$470

Securities with gross unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government agency securities	$(260)	13,160	—	—
Mortgage-backed securities	(38)	3,240	—	—
Municipal securities	(54)	2,336	—	—

Total securities available for sale	$(352)	18,736	—	—

Securities Held to Maturity:
Municipal securities	$(55)	2,304	(70)	1,185

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The unrealized losses on twenty-six investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of December 31, 2009 and 2008, securities with a carrying value of $42,715,000 and $24,807,000, respectively, were pledged for repurchase agreements with customers and for various purposes required or permitted by law.

(3) Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2009	2008
Residential mortgage loans	$110,566	116,759
Commercial real estate loans	156,549	147,827
Land loans	22,417	23,754
Developed lot loans	13,289	16,753
Construction loans	9,550	14,050
Commercial loans	19,936	22,829
Installment loans	75,834	71,202

Total loans	408,141	413,174
Deduct:
Allowance for loan losses	(7,830)	(8,230)
Net deferred loan fees	(1,046)	(1,089)

Loans, net	$399,265	403,855

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$8,230	4,479	3,499
Provision for loan losses	11,125	9,237	1,165
Charge-offs, net of recoveries	(11,525)	(5,486)	(185)

Balance at end of year	$7,830	8,230	4,479

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following summarizes the amount of collateral dependent impaired loans (in thousands):

	Year Ended December 31,
	2009		2008
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$23,938	(1)	12,816	(1)

Gross loans with related allowance for losses	2,172		164
Less allowances on these loans	(547)		(95)

Net investment in collateral dependent impaired loans	25,563		12,885

Noncollateral dependent loans identified as impaired:
Troubled debt restructuring	19,972	(2)	15,850	(2)
Gross loans with no related allowance for losses	61	(3)	3	(3)

Gross loans with related allowance for losses recorded	—		—
Less allowance on these loans	—		—

Net investment in noncollateral dependent impaired loans	20,033		15,853

Net investment in impaired loans	$45,596		28,738

(1)	Charge-offs related to these loans were $6,349,000 and $1,553,000, respectively.
(2)	Charge-offs related to these loans were $392,000 and $472,000, respectively.
(3)	Charge-offs related to these loans were $0 and $6,000, respectively.

	Year Ended December 31,
	2009	2008
Average net investment in impaired loans	$32,963	11,457

Interest income recognized on impaired loans	$665	144

Interest income received on impaired loans	$842	144

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Year Ended 12/31/09
Impaired loans (1)	$10,559	—	—	10,559	7,254	6,896

(1)	Loans with a carrying value of $15,004,000 at December 31, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2009	2008
Nonaccrual loans	$27,104	13,165
Past due ninety days or more, still accruing	—	—

	$27,104	13,165

Credit Risk and Credit Losses. A credit risk concentration results when the Bank has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

At December 31, 2009, the construction loans included $.8 million to individuals. The remaining construction loans included $5.9 million in commercial properties and $2.8 million in residential builder lines. The Bank believes that it has no significant exposure to any individual builder.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Foreclosed Real Estate

An analysis of the allowance for losses on foreclosed assets is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$—	—	—
Provision for losses	340	276	—
Charge-offs	(340)	(276)	—

Balance at end of year	$—	—	—

Expenses applicable to foreclosed assets follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net loss on sales of foreclosed assets	$51	6	—
Provision for losses	340	276	—
Operating expenses	143	61	—

Total included in other noninterest expenses	$534	343	—

Foreclosed assets are recorded at fair value less estimated selling costs. At December 31, 2009, those foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Net Carrying Value at December 31, 2009					Losses Recorded in Operations During 2009
	Total	Level 1	Level 2	Level 3	Total Losses
Foreclosed real estate	$2,892	—	—	2,892	344	226

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Premises and Equipment, Net

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2009	2008
Land	$5,148	5,148
Buildings	7,067	6,715
Furniture, fixtures and equipment	3,072	2,901
Leasehold improvements	559	550

Total, at cost	15,846	15,314

Less accumulated depreciation and amortization	(3,012)	(2,411)

	$12,834	12,903

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

Rent expense under the operating leases, net of related deferred gain amortization, was approximately $402,000, $403,000 and $412,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum rental commitments at December 31, 2009 under these operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2010	$571
2011	545
2012	470
2013	449
2014	458
Thereafter	624

Total	$3,117

During 2009, the Company opened one new banking office in Pinellas County, Florida. This office is located in St. Petersburg and is a one-story, 3,074 square foot building.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Deposits

The aggregate amount of time deposits of $100,000 or more was $113.9 million and $104.4 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount
2010	$158,909
2011	37,839
2012	12,547
2013	2,844
2014	4,274
2015	258

Total	$216,671

(7) Federal Home Loan Bank Advances

A summary of the Company’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity follows ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate		At December 31,
			2009	2008
2009	3.71		$—	1,000
2010	3.75		5,000	5,000
2011	5.40		5,000	5,000
2012	4.06		5,000	5,000
2013	2.30	(1)	—	1,000
2015	2.76	(2)	5,000	5,000
2015	2.92	(2)	5,000	5,000
2016	4.62		5,000	5,000
2017	2.92	(3)	6,000	6,000

			38,000	$36,000

(1)	FHLB has a call option in March 2009 and quarterly thereafter
(2)	FHLB has a call option in February 2011 and quarterly thereafter
(3)	FHLB has a call option in March 2010 and quarterly thereafter

The Company has entered into a collateral agreement with the FHLB. These advances are collateralized by all of the Company’s FHLB stock and a blanket floating lien on all qualified 1-4 family mortgage loans.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Other Borrowings

The Bank enters into repurchase agreements with customers. These agreements require the Bank to pledge securities as collateral for borrowings under these agreements. At December 31, 2009 and 2008, the outstanding balance of such borrowings totaled $2,767,000 and $8,325,000, respectively, and the Bank pledged securities with a carrying value of $6,291,000 and $13,522,000, respectively, as collateral for these agreements. The Holding Company had a $12 million line of credit with a correspondent bank that was paid-off on June 30, 2009. At December 31, 2008, $2 million was outstanding on this line. All of the Bank’s common stock was pledged as collateral for this line.

(9) Income Taxes

Income taxes (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(1,803)	(1,188)	1,844
State	—	—	329

Total current	(1,803)	(1,188)	2,173

Deferred:
Federal	(955)	(897)	(530)
State	(456)	(310)	(91)

Total deferred	(1,411)	(1,207)	(621)

Total income taxes (benefit)	$(3,214)	(2,395)	1,552

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amount	% of Loss	Amount	% of Loss	Amount	% of Earnings
Income taxes (benefit) at statutory rate	$(2,762)	(34.0)%	$(2,050)	(34.0)%	$1,502	34.0%
(Decrease) increase in taxes resulting from:
State taxes, net of Federal benefit	(301)	(3.7)	(205)	(3.4)	157	3.6
Tax exempt interest	(124)	(1.5)	(96)	(1.6)	(96)	(2.2)
Other	(27)	(.4)	(44)	(.7)	(11)	(.3)

Income taxes (benefit)	$(3,214)	(39.6)%	$(2,395)	(39.7)%	$1,552	35.1%

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,409	2,511
Deferred loan fees	475	472
Deferred compensation	418	499
Net operating loss carryforward	1,694	98
Premises and equipment	—	10
Foreclosed property expenses	153	—
Other	30	117

Total deferred tax assets	5,179	3,707

Deferred tax liabilities:
Deferred loan costs	(194)	(206)
Premises and equipment	(73)	—

Total deferred tax liabilities	(267)	(206)

Net deferred tax asset	$4,912	3,501

The Company believes it is more likely than not that it will realize the deferred tax asset and that no allowance is necessary at December 31, 2009. The Company has available $1.8 million Federal taxes paid in 2007 which it expects to recover in 2010. The Company expects to realize an additional $3.4 million based on forecast taxable income by 2012. This forecast is supported by a strong earnings history exclusive of the loan losses incurred in 2008 and 2009 which created the future deductible amount. Management believes the magnitude of these loan losses occurred because of the current economic downturn and the situation is unusual and infrequent and an aberration rather than a continuing condition.

At December 31, 2009 the Company had net operating loss carryforwards of approximately $3.8 million for Federal and $11.4 million for Florida available to offset future taxable income, respectively. This carryforward will begin to expire in 2028.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, state and local tax examinations by taxing authorities for years before 2006.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Sale of Preferred Stock and Common Stock Warrants to United States Treasury

On December 23, 2008, the Company issued and sold to the United States Department of the Treasury (the “Treasury”) 10,685 shares of its Fixed-Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”), along with a ten year warrant (the “Warrant”) to purchase at any time up to 228,312 shares of the Company’s Class A common stock for $7.02 per share, for a total cash investment of $10,685,000 from the Treasury (the “Transaction”). The Transaction was completed pursuant to, and is governed by, the U.S. Treasury’s Capital Purchase Program (the “CPP”), which is designed to attract broad participation by healthy institutions, to stabilize the financial system, and to increase lending for the benefit of the U.S. economy.

The Transaction proceeds of $10,685,000 were allocated between the Preferred Shares and Warrant based on the ratio of the estimated fair value of the Warrant to the aggregate estimated fair value of both the Preferred Shares and the Warrant. The value of the Warrant was computed to be $25,000 using the Black Scholes model with the following inputs: expected dividend yield of 0%; expected stock volatility of 9%, risk-free interest rate of 2.25% and expected life of 5 years. The value of the Preferred Shares was computed to be $8.0 million based on the net present value of the expected cash flows over five years using a discount rate of 12%, which represents what management believes to be its incremental borrowing rate for a similar transaction in the private sector. The allocation of the $33,000 of proceeds to the Warrant was recorded as a “preferred stock discount” against the Preferred Shares, with a corresponding and equal entry to additional paid in common equity in the amount of $33,000, computed as follows ($25,000 divided by the sum of ($25,000 plus $7,987,637) multiplied by $10,685,000. This discount is being amortized over five years on a straight-line basis and reduces earnings available to common shareholders.

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

(10) Sale of Preferred Stock and Common Stock Warrants to United States Treasury, Continued

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

Senior Executive Officers of the Company and its subsidiaries have agreed to limit certain compensation, bonus, incentive and other benefits plans, arrangements, and policies with respect to them during the period that the Treasury owns any debt or equity securities acquired in connection with the Transaction. Among other things, no executive compensation in excess of $500,000 per annum can be deducted for tax purposes. The Preferred Shares generally are nonvoting, other than in connection with proposals to issue preferred stock senior to the Preferred Shares, certain merger transactions, amendments to the rights of the holders of the Preferred Shares, and other than in connection with the board representation rights mentioned above, or as required by Florida state law.

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

(11) Equity Offering

Pursuant to a prospectus dated December 30, 2009, the Company offered to sell a maximum of 600,000 units at a price of $33.33 per unit. Each unit consisted of 4.165 shares of common stock, par value $.05 per share, and one share of 10% Cumulative Convertible Perpetual Preferred Stock, Series B, with an initial liquidation preference of $25.00. The Series B preferred stock has parity with the Series A preferred stock issued to the Treasury. Each of the shares of Series B preferred stock is currently convertible into ten shares of common stock. At December 31, 2009, the Company had issued 189,018 shares of Series B preferred stock and 787,261 shares of common stock, for net proceeds of $6,299,970. During 2010, an additional 518,481 shares of common stock and 124,479 shares of Series B preferred stock were issued, for net proceeds of $4,148,885. The offering terminated on February 12, 2010.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company contributed $142,000, $147,000 and $162,000 to the plan during the years ended December 31, 2009, 2008 and 2007, respectively.

(13) Supplemental Executive Retirement Plan

First Community Bank adopted a supplemental executive retirement plan (“SERP”), entitled the First Community Bank Deferred Compensation Plan (the “Plan”), for its Chief Executive Officer and President, Kenneth P. Cherven, in 2005, which is self-funded by First Community Bank. The Plan was amended and restated effective as of January 1, 2009, to comply with Internal Revenue Code Section 409A. Under the terms of the Plan, if Mr. Cherven has a separation from service (as defined in Section 409(A) of the Internal Revenue Code and applicable regulations) with First Community Bank, he will be entitled to receive a lump sum payment equal to the actuarial present value of an annual income paid to him for the remainder of his life equal to the vested portion of a specified percentage (the “Percentage”) of the aggregate amount of his annual base salary, bonus and incentive compensation received over the twelve months immediately preceding his last day of full-time employment, excluding any amounts realized from the exercise of qualified or nonqualified stock options or amounts realized from restricted stock (his “Final Compensation”), based upon the following vesting schedule:

Date Vested	Percent
Prior to July 1, 2010	0%
July 1, 2010	50%
July 1, 2011	55%
July 1, 2012	60%
July 1, 2013	65%
July 1, 2014	70%
July 1, 2015	75%
July 1, 2016	80%
July 1, 2017	85%
July 1, 2018	90%
July 1, 2019	95%
On or after October 2, 2019	100%

For purposes of the Plan, actuarial present value means, with respect to determining the amount of the lump sum payment, an amount determined by using a six and one half percent (6.5%) discount rate and the Age 85 Mortality Table.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Supplemental Executive Retirement Plan, Continued

Notwithstanding the vesting schedule above, Mr. Cherven will become fully vested upon his total and permanent disability (as defined in the Plan). Further, if Mr. Cherven’s employment is involuntarily terminated for reasons other than for cause (as defined in the Plan) or he is terminated as a result of a change in control (as defined in the Plan) prior to July 1, 2015, he will be deemed to be 70% vested. If Mr. Cherven’s employment is terminated for cause, his vested percentage will be zero. In the event of his death while employed by First Community Bank, his beneficiary under the Plan will be entitled to receive 60% of the benefit that Mr. Cherven would have received had he retired on the date of his death.

The Percentage of his Final Compensation to which such vesting schedule relates will be 60% if his separation from service occurs prior to his reaching the age of 65, and 75% thereafter.

The Company is accruing the present value of the future benefits over the term of the Plan. The Company expensed $148,000, $148,000 and $152,000 under the Plan in 2009, 2008 and 2007, respectively.

(14) Stock Dividend

In January, 2007, the Company declared a 5% stock dividend to shareholders of record on February 12, 2007 which was paid on February 28, 2007.

(15) Regulatory Matters

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

(15) Regulatory Matters, Continued

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2009, the Bank met all capital adequacy requirements to which it is subject.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Regulatory Matters, Continued

As of December 31, 2009, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2009:
Total Capital to Risk- Weighted Assets	$44,761	11.24%	$31,846	8.00%	$39,808	10.00%
Tier I Capital to Risk- Weighted Assets	39,757	9.99	15,923	4.00	23,885	6.00
Tier I Capital (to Total Assets)	39,757	7.30	21,781	4.00	27,226	5.00

As of December 31, 2008:
Total Capital to Risk- Weighted Assets	41,279	11.07	29,823	8.00	37,279	10.00
Tier I Capital to Risk- Weighted Assets	36,576	9.81	14,912	4.00	22,368	6.00
Tier I Capital (to Total Assets)	36,576	7.27	20,114	4.00	25,142	5.00

(16) Related Parties

The aggregate amount of loans owed to the Company by its officers and directors at December 31, 2009 and 2008 was $479,000 and $508,000, respectively. During 2009, total principal additions were $115,000 and total principal payments were $144,000.

(17) Off-Balance-Sheet Financial Instruments

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

(17) Off-Balance-Sheet Financial Instruments, Continued

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company may hold collateral supporting these commitments, and at December 31, 2009 such collateral amounted to $18,166,000.

A summary of the notional amounts of the Company’s financial instruments, with off-balance sheet risk at December 31, 2009, follows (in thousands):

Contract Amount
Commitments to extend credit	$9,070

Unused lines of credit	$29,213

Standby letters of credit	$8,770

(18) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$50,697	50,697	32,458	32,458
Other interest-bearing deposits with banks	491	491	300	300
Securities	58,433	58,404	33,523	33,008
Loans	399,265	399,723	403,855	408,245
Federal Home Loan Bank stock	2,549	2,549	2,555	2,555
Accrued interest receivable	2,016	2,016	1,765	1,765
Financial liabilities:
Deposits	458,517	452,280	402,871	406,011
Federal Home Loan Bank advances	36,000	37,828	38,000	40,756
Other borrowings	2,767	2,767	10,325	10,325
Off-Balance Sheet Financial Instruments	—	—	—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19) Share-Based Compensation

The Company has two stock option plans for directors and employees of the Company. Under the plans, the total number of options which may be granted to purchase common stock is 620,156 (amended) for directors and 516,797 (amended) for employees. At December 31, 2009, no options remain available for grant under the directors’ plan and 74,662 options remain available for grant under the employees’ plan. The directors’ options vest immediately and have a life of five years. The employees’ options vest over periods up to four years and have terms up to ten years.

The 2005 Stock Plan approved by shareholders in April 2006 was terminated by the Board of Directors and the options covering 220,500 shares were cancelled effective February 17, 2009 due to erratic market conditions, the conditions of the national, state and local economies and out of a desire to evaluate and consider compensation plan options more appropriate to the current economy and regulatory environment.

	Number of Shares	Weighted Average Per Share Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	685,721	$10.71
Options granted	27,838	7.85
Options exercised	(35,141)	4.84
Options forfeited	(16,537)	20.31

Options outstanding at December 31, 2008	661,881	10.79
Options exercised	(40,310)	4.84
Options forfeited	(45,923)	11.61
Options terminated	(220,500)	16.31

Options outstanding at December 31, 2009	355,148	$7.92	2.3 years	$—

Options exercisable at December 31, 2009	342,268	$7.61	2.1 years	$—

The Company accelerated the vesting of all unvested options in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of operations in future years due to the adoption of new accounting standards in January 2006.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19) Share-Based Compensation, Continued

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $222,000 and $645,000, respectively. At December 31, 2009, there was $34,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of eleven months. The total fair value of shares vesting and recognized as compensation expense was $38,000, $41,000 and $57,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

There were no options granted for the year ended December 31, 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007
Risk-free interest rate	2.25-2.72%	4.28%
Expected dividend yield	—	—
Expected volatility	9.00%	4.00%
Expected life in years	5-6	6
Per share grant-date fair value of options issued during the year	$.02-.04	3.28

The Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance issued by the Securities and Exchange Commission to determine the estimated life of options issued. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts have been adjusted to reflect the 5% stock dividend declared in January 2007 and paid in February 2007. In 2007, outstanding stock options and warrants are excluded from the calculation because the Company’s net loss position makes their effect anti-dilutive. The following tables present the calculations of EPS (dollars in thousands, except per share amounts).

	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
Year Ended December 31, 2009:
Basic EPS:
Net loss applicable to common stockholders	$(5,461)	4,153,269	$(1.31)

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—

Diluted EPS:
Net loss applicable to common stockholders and assumed conversions	$(5,461)	4,153,269	$(1.31)

Year Ended December 31, 2008:
Basic EPS:
Net loss applicable to common stockholders	$(3,635)	4,111,631	$(.88)

Effect of dilutive securities-
Incremental shares from assumed conversion of options		—

Diluted EPS:
Net loss applicable to common stockholders and assumed conversions	$(3,635)	4,111,631	$(.88)

Year Ended December 31, 2007:
Basic EPS:
Net earnings available to common stockholders	$2,865	4,073,207	$.70

Effect of dilutive securities-
Incremental shares from assumed conversion of options		214,236

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$2,865	4,287,443	$.67

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Earnings (Loss) Per Share, Continued

At December 31, 2007, the following options were excluded from the calculation of EPS due to the exercise price being above the average market price:

Number of Outstanding Options	Exercise Price	Expire
220,500	$16.31	2011
12,602	16.31	2011
788	16.80	2011
6,300	19.23	2012-2016
5,250	19.52	2012-2016
10,500	20.00	2012-2016
10,500	19.19	2016
10,500	18.71	2017
6,850	18.57	2017

(21) Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, there are no pending legal proceedings which would be expected to have a material effect on the Company’s financial statements.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2009	2008
Assets
Cash	$415	8,943
Investment in subsidiaries	44,613	36,997
Other assets	635	610

Total assets	$45,663	46,550

Liabilities and Stockholders’ Equity

Liabilities	162	2,076
Stockholders’ equity	45,501	44,474

Total liabilities and stockholders’ equity	$45,663	46,550

Condensed Statements of Earnings

	Year Ended December 31,
	2009	2008	2007
Revenues	$165	69	76
Expenses	(204)	(186)	(144)

Loss before earnings of subsidiaries	(39)	(117)	(68)
Earnings (loss) of subsidiaries	(4,871)	(3,518)	2,933

Net (loss) earnings	$(4,910)	(3,635)	2,865

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(4,910)	(3,635)	2,865
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	4,871	3,518	(2,933)
Increase in other assets	(25)	(55)	(44)
Increase in liabilities	86	17	22

Net cash provided by (used in) operating activities	22	(155)	(90)

Cash flows used in investing activity-
Investment in subsidiaries	(12,500)	(6,000)	—

Cash flows from financing activities:
Proceeds from exercise of stock options	195	169	292
Repurchase of common stock	—	(59)	—
Proceeds from Silverton line of credit	—	2,000	—
Repayment of Silverton line of credit	(2,000)	—	—

Fractional shares of stock dividend paid in cash	—	—	(2)
Issuance of fixed-rate cumulative perpetual preferred stock, Series A	—	10,674	—
TARP dividends paid	(545)	—	—
Issuance of cumulative convertible preferred perpetual stock, Series B	5,876	—	—

Issuance of common stock	424	—	—

Net cash provided by financing activities	3,950	12,784	290

Net (decrease) increase in cash	(8,528)	6,629	200
Cash at beginning of year	8,943	2,314	2,114

Cash at end of year	$415	8,943	2,314

Supplemental disclosure of cash flow information-
Noncash transactions:
Net change in unrealized (loss) gain on securities available for sale of the Bank	$(51)	316	74

Share-based compensation of the Bank	$38	41	57

(continued)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/S/ KENNETH P. CHERVEN
Kenneth P. Cherven Chief Executive Officer and President (Principal Executive Officer)

Date: March 31, 2010

By:	/S/ STAN B. MCCLELLAND
Stan B. McClelland Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ BRAD BISHOP	March 31, 2010
Brad Bishop, Director

/S/ KENNETH P. CHERVEN	March 31, 2010
Kenneth P. Cherven, Director, Chief Executive Officer and President (Principal Executive Officer)

/S/ KENNETH DELARBRE	March 31, 2010
Kenneth Delarbre, Director

/S/ KENNETH F. FALIERO	March 31, 2010
Kenneth F. Faliero, Director

/S/ JAMES MACALUSO	March 31, 2010
James Macaluso, Director

/S/ DAVID K. MEEHAN	March 31, 2010
David K. Meehan, Director

/S/ ROBERT G. MENKE	March 31, 2010
Robert G. Menke, Director

/S/ ROBERT M. MENKE	March 31, 2010
Robert M. Menke, Director

/S/ STAN B. MCCLELLAND	March 31, 2010
Stan B. McClelland, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)