Form 10-Q
period 2010-03-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2010-05-18
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	5,457,173 shares
(class)	Outstanding at May 14, 2010

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets

Cash and due from banks	$5,981	5,623
Interest-bearing deposits with banks	60,629	45,074

Cash and cash equivalents	66,610	50,697

Other interest-bearing deposits with banks	271	491
Securities available for sale	50,977	50,850
Securities held to maturity (market value of $0 and $7,554)	—	7,583
Loans, net of allowance for loan losses of $8,024 in 2010 and $7,830 in 2009	392,784	399,265
Federal Home Loan Bank stock, at cost	2,549	2,549
Premises and equipment, net	12,705	12,834
Foreclosed real estate	2,426	2,892
Accrued interest receivable	1,828	2,016
Deferred income taxes	4,277	4,912
Bank-owned life insurance	7,983	7,940
Prepaid FDIC assessment	4,383	4,661
Other assets	3,083	1,228

	$549,876	547,918

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	36,703	36,293
Savings, NOW and money-market deposits	227,392	205,553
Time deposits	194,119	216,671

Total deposits	458,214	458,517

Federal Home Loan Bank advances	36,000	36,000
Other borrowings	4,955	2,767
Accrued expenses and other liabilities	3,435	5,133

Total liabilities	502,604	502,417

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized:
Series A, 10,685 shares designated, issued and outstanding	10,685	10,685
Series A preferred stock discount	(25)	(27)
Series B, 720,000 shares designated, 313,497 and 189,018 shares issued and outstanding	7,837	4,725
Common stock, $0.05 par value, 20,000,000 shares authorized, 5,457,173 and 4,938,692 shares issued and outstanding	273	247
Additional paid-in capital	32,885	32,154
Accumulated deficit	(4,821)	(2,618)
Accumulated other comprehensive income	438	335

Total stockholders’ equity	47,272	45,501

	$549,876	547,918

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans	$5,410	6,033
Securities	557	480
Other interest earning assets	31	9

Total interest income	5,998	6,522

Interest expense:
Deposits	2,002	2,626
Other borrowings	342	362

Total interest expense	2,344	2,988

Net interest income	3,654	3,534

Provision for loan losses	3,941	695

Net interest (loss) income after provision for loan losses	(287)	2,839

Noninterest income:
Service charges on deposit accounts	168	206
Other service charges and fees	48	50
Income from bank-owned life insurance	44	40
Gain on sale of loans held for sale	—	2
Net gain on sale of securities	159	—
Other	178	80

Total noninterest income	597	378

Noninterest expenses:
Employee compensation and benefits	1,604	1,759
Occupancy and equipment	421	420
Data processing	387	352
Professional fees	282	153
Office supplies	34	45
Insurance	314	118
Other	340	307

Total noninterest expenses	3,382	3,154

(Loss) earnings before income tax (benefit) expense	(3,072)	63

Income tax benefit	(1,200)	(6)

Net (loss) income	(1,872)	69

Preferred stock dividend requirements and amortization of preferred stock discount	(331)	(149)

Net loss available for common stockholders	$(2,203)	(80)

Loss per share:
Basic and diluted loss per share	$(.42)	(.02)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2010 and 2009

(In thousands, except share amounts)

	Preferred Stock – Series A			Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Discount	Shares	Amount

Balance at December 31, 2008	10,685	$10,685	(33)	4,111,121	$205	30,388	2,843	386	44,474

Comprehensive income:
Net income (unaudited)	—	—	—	—	—	—	69	—	69

Net change in unrealized gain on securities available for sale, net of taxes of $102 (unaudited)	—	—	—	—	—	—	—	170	170

Comprehensive income (unaudited)									239

Exercise of stock options (unaudited)	—	—	—	40,310	3	192	—	—	195

Share-based compensation expense (unaudited)	—	—	—	—	—	10	—	—	10

Dividend on preferred stock to U.S. Treasury, Series A (unaudited)	—	—	—	—	—	—	(146)	—	(146)

Amortization of common stock warrants issued to U.S. Treasury (unaudited)	—	—	3	—	—	—	(3)	—	—

Balance at March 31, 2009 (unaudited)	10,685	$10,685	(30)	4,151,431	$208	30,590	2,763	556	44,772

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

Three Months Ended March 31, 2010 and 2009

(In thousands, except share amounts)

	Preferred Stock					Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Series A			Series B
	Shares	Amount	Discount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	10,685	$10,685	(27)	189,018	$4,725	4,938,692	$247	32,154	(2,618)	335	45,501

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	(1,872)	—	(1,872)

Net change in unrealized gain on securities available for sale, net of taxes of $62 (unaudited)	—	—	—	—	—	—	—	—	—	103	103

Comprehensive loss (unaudited)											(1,769)

Issuance of convertible perpetual preferred stock, Series B, net of offering costs of $72 (unaudited)	—	—	—	124,479	3,112	—	—	542	—	—	3,654

Issuance of common stock, net of offering costs of $217 (unaudited)	—	—	—	—	—	518,481	26	180	—	—	206

Share-based compensation expense (unaudited)	—	—	—	—	—	—	—	9	—	—	9

Dividend on cumulative convertible perpetual preferred stock, Series B (unaudited)	—	—	—	—	—	—	—	—	(196)	—	(196)

Dividend on preferred stock to U.S. Treasury, Series A (unaudited)	—	—	—	—	—	—	—	—	(133)	—	(133)

Amortization of common stock warrants issued to U.S. Treasury (unaudited)	—	—	2	—	—	—	—	—	(2)	—	—

Balance at March 31, 2010 (unaudited)	10,685	$10,685	(25)	313,497	$7,837	5,457,173	$273	32,885	(4,821)	438	47,272

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) earnings	$(1,872)	69
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Provision for loan losses	3,941	695
Depreciation and amortization	141	148
Deferred income tax benefit	573	—
Share-based compensation	9	10
Net amortization of deferred loan fees and costs	(61)	(64)
Net amortization of premium and discounts on securities	103	5
Income from bank-owned life insurance	(43)	(40)
Decrease (increase) in accrued interest receivable	188	(99)
(Increase) decrease in prepaid FDIC assessment and other assets	(1,577)	142
Decrease in accrued expenses and other liabilities	(1,698)	(741)
Net gain on sale of securities	(159)	—
Net loss (gain) on sale of foreclosed assets	36	(17)

Net cash (used in) provided by operating activities	(419)	108

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	220	(80)
Purchase of securities available for sale	(23,707)	(19,627)
Principal payments on securities available for sale	1,581	1,181
Proceeds from calls and maturities of securities available for sale	7,270	1,500
Proceeds on the sale of securities available for sale	14,980	—
Proceeds from maturities of securities held to maturity	—	500
Principal payments on securities held to maturity	32	50
Proceeds on the sale of securities held to maturity	7,521	—
Net decrease (increase) in loans	1,969	(13,590)
Purchase of premises and equipment, net	(12)	(458)
Proceeds from the sale of foreclosed real estate	1,062	91
Purchase of Federal Home Loan Bank stock	—	(16)

Net cash provided by (used in) investing activities	10,916	(30,449)

Cash flows from financing activities:
(Decrease) increase in deposits	(303)	33,309
Repayment of Federal Home Loan Bank advances	—	(2,000)
Net increase (decrease) in other borrowings	2,188	(3,910)
Proceeds from exercise of stock options	—	195
Dividend on preferred stock to U.S. Treasury, Series A	(133)	(146)
Dividend on cumulative convertible preferred perpetual stock, Series B	(196)	—
Issuance of cumulative convertible preferred perpetual stock, Series B	3,654	—
Issuance of common stock	206	—

Net cash provided by financing activities	5,416	27,448

Net increase (decrease) in cash and cash equivalents	15,913	(2,893)

Cash and cash equivalents at beginning of period	50,697	32,458

Cash and cash equivalents at end of period	$66,610	29,565

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$2,341	2,968

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$103	170

Transfer from loans to foreclosed real estate	$632	1,549

Preferred dividend requirements and amortization of common stock warrants	$331	72

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2010 and 2009.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2010 and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. The results of operations and other data for the three-month period ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

2.	Securities. Securities have been classified according to management’s intent. The carrying amounts of securities and their fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale:
At March 31, 2010:
U.S. Government agency securities	$16,151	68	(48)	16,171
Mortgage-backed securities	32,116	506	(48)	32,574
Municipal securities	2,009	223	—	2,232

	$50,276	797	(96)	50,977

At December 31, 2009:
U.S. Government agency securities	17,451	21	(260)	17,212
Mortgage-backed securities	26,413	561	(38)	26,936
Municipal securities	6,450	306	(54)	6,702

	$50,314	888	(352)	50,850

Held to Maturity:
At December 31, 2009:
Mortgage-backed securities	568	8	—	576
Municipal securities	7,015	88	(125)	6,978

	$7,583	96	(125)	7,554

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Securities, Continued. Available-for-sale securities at March 31, 2010 measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$50,977	—	50,977	—

The scheduled maturities of securities at March 31, 2010 were as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Five to ten years	$2,000	2,013
After ten years	16,160	16,390
Mortgage-backed securities	32,116	32,574

	$50,276	50,977

There were no sales of securities during the three months ended March 31, 2009. Securities sold during 2010 are summarized as follows (in thousands):

Three Months Ended March 31, 2010

Principal received from sales	$22,501

Gross gains	293
Gross losses	(134)

Net gain	$159

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Securities, Continued. Securities with gross unrealized losses at March 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
U.S. Government agency securities	$—	—
Mortgage-backed securities	(48)	5,023
Municipal securities	(48)	5,051

Total securities available for sale	$(96)	10,074

The unrealized losses on seven investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of March 31, 2010 and December 31, 2009, securities with a carrying value of $45,544,000 and $42,715,000, respectively, were pledged for repurchase agreements with customers and for various purposes required or permitted by law.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Balance at beginning of period	$7,830	8,230
Provision for loan losses	3,941	695
Charge-offs	(3,755)	(1,043)
Recoveries	8	41

Balance at end of period	$8,024	7,923

The following summarizes the amount of collateral dependent impaired loans (in thousands):

	March 31, 2010	December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$35,114	23,938

Gross loans with related allowance for losses	3,468	2,172
Less allowances on these loans	(422)	(547)

Net investment in collateral dependent impaired loans	38,160	25,563

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (2)	1,387	3,781

Gross loans with related allowance for losses recorded (3)	14,230	16,252
Less allowance on these loans	(268)	(291)

Net investment in noncollateral dependent impaired loans	15,349	19,742

Net investment in impaired loans	$53,509	45,305

(1)	Charge-offs related to these loans were $2,849 and $6,349, respectively.
(2)	Troubled debt restructure balances with no allowance for losses were $1,274 and $3,720, respectively.
(3)	Troubled debt restructure balances with allowance for losses were $14,230 and $16,252, respectively.

	March 31, 2010	December 31, 2009

Average investment in impaired loans	$49,463	32,963

Interest income recognized on impaired loans	$212	665

Interest income received on impaired loans	$254	842

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses, Continued. Impaired collateral-dependent loans carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

							Losses Recorded in Operations For the Period Ended March 31, 2010

	At March 31, 2010
	Fair Value		Level 1	Level 2	Level 3	Total Losses

Impaired loans	$13,454	(1)	—	—	13,454	9,321	3,271

(1)	Loans with a carrying value of $24,706 at March 31, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2010	2009

Nonaccrual loans	$31,172	13,619
Past due ninety days or more, still accruing	—	—

	$31,172	13,619

4.	Loss Per Share (“EPS”). Loss per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding for the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2010 and 2009, outstanding stock options and warrants are not considered dilutive securities due to the net loss available to common shareholders. The following table presents the calculations of EPS (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2010			2009
	Loss	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount

Basic EPS:
Net loss available to common stockholders	$(2,203)	5,287,025	$(.42)	$(80)	4,150,170	$(.02)

Effect of dilutive securities - Incremental shares from assumed conversion of options		—			—

Diluted EPS:
Net loss available to common stockholders and assumed conversions	$(2,203)	5,287,025	$(.42)	$(80)	4,150,170	$(.02)

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation. The Company currently has one stock option plan for employees of the Company. Under the plan, the total number of options which may be granted to purchase common stock is 516,797 (amended). At March 31, 2010, 121,265 options remain available for grant under the employees’ plan. The employees’ options vest over periods up to four years and have terms up to ten years.

The Nonemployee Director Stock Option Plan approved by shareholders in April 2000 expired in May 2009. Outstanding Director options covering 103,358 shares expired unexercised on January 1, 2010. At March 31, 2010, there are no outstanding options under the Nonemployee Director Stock Option Plan.

A summary of the activity in the Company’s stock option plans is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	355,148	$7.92
Options exercised	—	—
Options forfeited	(149,961)	5.71
Options terminated	—	—

Outstanding at March 31, 2010	205,187	$9.54	3.6 years	$—

Exercisable at March 31, 2010	195,987	$9.31	3.4 years	$—

At March 31, 2010, there was approximately $25,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of nine months. The total fair value of shares vesting and recognized as compensation expense was approximately $9,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively. There was no associated tax benefit recognized for both the three months ended March 31, 2010 and 2009.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At March 31, 2010, the Bank was in compliance with its regulatory capital requirements.

Regulatory capital ratios were as follows:

	March 31, 2010	December 31, 2009

Total capital to risk weighted assets	11.30	11.24
Tier 1 capital to risk weighted assets	10.04	9.99
Tier 1 capital to total assets	6.95	7.30

7.	Foreclosed Real Estate. Expenses applicable to foreclosed assets follow (in thousands):

	Three Months Ended March 31,
	2010	2009

Net loss (gain) on sales of foreclosed assets	$36	(17)
Provision for losses	—	—
Operating expenses	10	47

Total included in other noninterest expenses	$46	30

Foreclosed assets are recorded at fair value less estimated selling costs. At March 31, 2010, those foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations During 2010

Foreclosed real estate	$2,426	—	—	2,426	—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.	Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$66,610	66,610	50,697	50,697
Other interest-bearing deposits with banks	271	271	491	491
Securities available for sale	50,977	50,977	58,433	58,404
Loans	392,784	387,301	399,265	399,723
Federal Home Loan Bank stock	2,549	2,549	2,549	2,549
Accrued interest receivable	1,828	1,828	2,016	2,016

Financial liabilities:
Deposits	458,214	454,509	458,517	452,280
Federal Home Loan Bank advances	36,000	36,360	36,000	37,828
Other borrowings	4,955	4,955	2,767	2,767
Off-Balance Sheet Financial Instruments	—	—	—	—

9.	Deferred Tax Asset. The Company believes it is more likely than not that it will realize the deferred tax asset and that no allowance is necessary at March 31, 2010. The Company has available $1.8 million Federal taxes paid in 2007 which it expects to recover in 2010. The Company expects to realize an additional $3.4 million based on forecast taxable income by 2012. This forecast is supported by a strong earnings history exclusive of the loan losses incurred in 2008 and 2009 which created the future deductible amount. Management believes the magnitude of these loan losses occurred because of the current economic downturn and the situation is unusual and infrequent and an aberration rather than a continuing condition.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.	Regulatory Matters. As a result of an examination by the Office of Thrift Supervision (the “OTS”), the Bank and the Holding Company entered into separate memorandums of understanding (the “Memorandums”) with the OTS in October 2009 with the intent to protect the interests of the Company’s depositors, customers and shareholders. The Memorandums provided, among other things, that the Boards of Directors will or will cause the Company to 1) Prepare and monitor comprehensive business plans, 2) Adopt detailed capital plans, 3) Not negotiate, purchase or commit to any land acquisition, development or construction loans until the comprehensive business plan has been approved by the OTS, 4) Take steps to identify, evaluate and reduce the level of problem assets, 5) Limit asset growth until it obtains OTS approval of the Bank’s comprehensive business plan, 6) Not pay or declare dividends without OTS approval, 7) Not continue to roll or accept brokered deposits without OTS approval and must submit plan to OTS to reduce brokered deposits, 8) Prepare and adopt a written plan detailing the Company’s obligations with receipt of funds under Troubled Asset Relief Program, and 9) Submit variance reports on the Company’s compliance with various plans required by the Memorandums.

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

11.	Equity Offering. Pursuant to a prospectus dated December 30, 2009, the Company offered to sell a maximum of 600,000 units at a price of $33.33 per unit. Each unit consisted of 4.165 shares of common stock, par value $.05 per share, and one share of 10% Cumulative Convertible Perpetual Preferred Stock, Series B, with an initial liquidation preference of $25.00. The Series B preferred stock has parity with the Series A preferred stock issued to the Treasury. Each of the shares of Series B preferred stock is currently convertible into ten shares of common stock. At December 31, 2009, the Company had issued 189,018 shares of Series B preferred stock and 787,261 shares of common stock, for net proceeds of $6,300,000. During 2010, an additional 518,481 shares of common stock and 124,479 shares of Series B preferred stock were issued, for net proceeds of $3,860,000. The offering terminated on February 12, 2010.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of March 31, 2010 and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flow for the year then ended (not presented herein); and in our report dated March 31, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 13, 2010

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2010 and 2009.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2010, was an increase in core deposits of $22.2 million. The Bank considers savings, NOW, money-market and noninterest-bearing demand deposits as core deposits. This inflow was offset by a $22.6 million decrease in time deposits resulting from a Bank strategy of lowering levels of brokered and high costs certificates of deposit. The Company netted $3.7 million in preferred capital and $.2 million in common capital as it completed its stock offering. The Bank maintained a $60.4 million balance deposited at the Federal Reserve Bank on March 31, 2010.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2010, follows (in thousands):

Contract Amount

Commitments to extend credit	$4,946

Unused lines of credit	$29,958

Standby letters of credit	$8,875

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009

Average equity as a percentage of average assets	8.55%	8.08%	8.65%

Equity to total assets at end of period	8.60%	8.30%	8.48%

Return on average assets (1)	(1.62)%	(.90)%	0.05%

Return on common average equity (1)	(30.47)%	(14.70)%	0.82%

Noninterest expenses to average assets	2.48%	2.46%	2.47%

Nonperforming assets as a percentage of total assets at end of period	6.11%	5.47%	3.14%

(1)	Annualized for the three months ended March 31.

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

In light of these real estate trends the Bank has experienced an increase in its problem assets specifically in vacant residential lots and single family which has comprised 85% of charge-off activity. Commercial related charge-off’s to date are 14% of total charge-offs. The remaining charge-offs have been consumer loans.

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

The Bank obtains external appraisals on commercial real estate loans considered collateral dependent and on commercial foreclosed real estate on an annual basis. Once the appraisal is in hand, the Bank will evaluate and if required will write-down the loan. The Bank obtains a brokers price opinion or other valuation service estimate every six months on any impaired collateral dependent single family, residential or vacant lot loans, and foreclosed real estate and a write-down is made as required. A formal appraisal is ordered to evaluate the fair value when the foreclosure process is completed and the property title is being transferred to the Bank as foreclosed real estate. The foreclosed real estate is initially valued at the appraised value less estimated selling costs. Once the property is in foreclosed real estate, after six months a broker’s price opinion or valuation service model will be used to evaluate the current value. An allowance is established for any additional losses. In addition, management continuously evaluates its impaired loan portfolio.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The chart below summarizes the 30+ days delinquency by loan category for the dates indicated ($ in thousands):

	$	%
March 31, 2009:
Residential mortgages	$6,466	1.53
Commercial real estate	6,473	1.53
Land and lots	4,945	1.17
Commercial loans	4,293	1.01
Installments	95	0.02

Total	$22,272

June 30, 2009:
Residential mortgages	$7,961	1.88
Commercial real estate	15,081	3.56
Land and lots	8,319	1.96
Commercial loans	407	0.10
Installments	150	0.04

Total	$31,918

September 30, 2009:
Residential mortgages	$15,654	3.73
Commercial real estate	15,452	3.69
Land and lots	6,295	1.50
Commercial loans	698	0.17
Installments	412	0.10

Total	$38,511

December 31, 2009:
Residential mortgages	$12,138	2.97
Commercial real estate	17,158	4.20
Land and lots	7,989	1.96
Commercial loans	740	0.18
Installments	555	0.14

Total	$38,580

March 31, 2010:
Residential mortgages	$13,966	3.48
Commercial real estate	21,459	5.34
Land and lots	8,455	2.10
Commercial loans	1,326	0.33
Installments	605	0.15

Total	$45,811

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The Bank’s nonaccrual loans and Foreclosed Real Estate (“REO”) is comprised of the following ($ in thousands):

	Nonaccrual		REO
	#	$	#	$
March 31, 2009:
Residential mortgages	13	2,762	10	1,784
Commercial real estate	9	6,077	1	391
Land and lots	20	4,762	9	629
Commercial loans	—	—	—	—
Installments	2	18	3	194

Total	44	13,619	23	2,998

June 30, 2009:
Residential mortgages	26	5,378	3	1,481
Commercial real estate	12	10,935	1	391
Land and lots	33	7,663	14	822
Commercial loans	2	700	—	—
Installments	2	12	3	194

Total	75	24,688	21	2,888

September 30, 2009:
Residential mortgages	32	7,724	2	1,283
Commercial real estate	17	14,193	—	—
Land and lots	29	6,926	19	877
Commercial loans	3	408	—	—
Installments	2	11	2	80

Total	83	29,262	23	2,240

December 31, 2009:
Residential mortgages	35	8,863	8	1,434
Commercial real estate	18	12,610	2	447
Land and lots	29	4,899	11	931
Commercial loans	5	623	—	—
Installments	3	109	2	80

Total	90	27,104	23	2,892

March 31, 2010:
Residential mortgages	42	9,208	7	875
Commercial real estate	20	13,599	3	535
Land and lots	29	7,653	10	942
Commercial loans	5	584	—	—
Installments	5	128	2	74

Total	101	31,172	22	2,426

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

At fiscal year end December 2009 the loan loss provision was increased to build up the loan loss allowance. A number of loans were charged-off in the fourth quarter of 2008 and the first quarter of 2009. The following chart illustrates the combination of allowance and charge-off compared to related loans at March 31, 2010 (in thousands):

	Nonimpaired Loans	Impaired Loans	Total
Allowance for loan losses:
Beginning balance	$7,283	547	7,830
Provision	1,036	2,905	3,941
Charge-offs	(993)	(2,762)	(3,755)
Recoveries	8	—	8

Ending balance	$7,334	690	8,024

Loss allowance	7,334	690	8,024
Partial charge-offs of loans currently in portfolio	—	8,888	8,888

Total	$7,334	9,578	16,912

Total loans	$349,760	51,048	400,808

Allowance for loss and charge-offs as a percentage of total loans at March 31, 2010	2.10%	18.76%	4.22%

Allowance for loss and charge-offs as a percentage of total loans at December 31, 2009	2.07%	17.03%	3.61%

At March 31, 2010
Impaired loans with partial charge-offs:
Fair value of collateral	$15,364
Estimated selling costs	(1,488)

Fair value less selling costs	13,876

Gross impaired loans prior to charge-offs	22,764
Partial charge-offs of impaired loans	(8,888)

Book value of impaired loans with partial charge-offs	13,876

Fair value less selling costs in excess of book value	$—

Impaired loans without partial charge-offs:
Fair value of collateral	64,853
Estimated selling costs	(6,485)

Fair value less selling costs	58,368

Impaired loans	40,211
Loss allowance	(690)

Book value of impaired loans	39,521

Fair value less selling costs in excess of book value	$18,847

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The increase in nonperforming assets correlates with the real estate related delinquencies being experienced by the Bank in the Port Charlotte market, and the Tampa Bay market. Predominantly the nonperforming assets are vacant residential lots, single family homes, multifamily and small office properties.

Retail credit is the primary reason for the build up in impaired loans. The subsequent move to charge-off is rapid and is not reflected as a specific reserve. The Bank recognizes these losses as they become apparent.

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

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$397,711	5,410	5.44%	$411,042	6,033	5.87%
Securities	62,265	557	3.58	42,852	480	4.48
Other interest-earning assets (2)	46,006	31	0.27	16,339	9	0.22

Total interest-earning assets	505,982	5,998	4.74	470,233	6,522	5.55

Noninterest-earning assets	47,039			47,487

Total assets	$553,021			$517,720

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	217,807	736	1.35	137,265	591	1.72
Time deposits	208,748	1,266	2.43	251,558	2,035	3.24

Total interest-bearing deposits	426,555	2,002	1.88	388,823	2,626	2.70

Other interest-bearing liabilities (3)	40,066	342	3.41	45,410	362	3.19

Total interest-bearing liabilities	466,621	2,344	2.01	434,233	2,988	2.75

Noninterest-bearing liabilities	39,130			38,723
U.S. Treasury preferred stock, Series A	10,659			10,653
Cumulative convertible preferred perpetual stock, Series B	7,293
Stockholders’ common equity	29,318			34,111

Total liabilities and stockholders’ equity	$553,021			$517,720

Net interest income		$3,654			$3,534

Interest-rate spread (4)			2.73%			2.80%

Net interest margin (5)			2.89%			3.01%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.08

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2010 and 2009

General. First Community Bank Corporation of America recorded a net loss for the first quarter ended March 31, 2010 of $(1,872,000) compared to net earnings of $69,000 for the same period in 2009. The decline in earnings was due to increased credit losses, FDIC insurance assessments and expenses related to problem assets.

The Company recorded a net loss available to common stockholders, after preferred stock dividends and amortization of preferred discount, for the three-months ended March 31, 2010 of $(2,203,000) or $(.42) per basic share and $(.42) earnings per diluted share compared to $(80,000) or $(.02) earnings per basic share and $(.02) earnings per diluted share for the three-months ended March 31, 2009.

The first quarter 2010 reflected a $3,246,000 increase in provision for loan losses and a $228,000 increase in noninterest expense reflecting a $196,000 increase in insurance premiums, a $156,000 increase in legal expenses and a $39,000 increase in other loan related expenses.

Net Interest Income. Interest income decreased to $6.0 million during the three months ended March 31, 2010 compared to $6.5 million during the three months ended March 31, 2009. Interest on loans for the three months ended March 31, 2010 decreased to $5.4 million from $6.0 million for the three months ended March 31, 2009. The decrease in interest income on loans was attributable to a decline in the average yield on loans from 5.87% for the three months ended March 31, 2009 to 5.44% for the three months ended March 31, 2010. The declining loan yield reflected a full year impact of the lower interest rate environment and the impact of the loss of income on increasing balances of nonaccrual loans. Interest on securities increased to $557,000 for the three months ended March 31, 2010 from $480,000 for the three months ended March 31, 2009. The increase in interest income on securities was due to an increase in the average balance of securities to $62.3 million for the three months ended March 31, 2010 compared to $42.9 million for the three months ended March 31, 2009.

Interest expense on interest-bearing deposit accounts decreased to $2.0 million for the three months ended March 31, 2010, compared to $2.6 million for the three months ended March 31, 2009. The decrease was due to a decrease in the rate paid to 1.88% for the three months ended March 31, 2010 from 2.70% for the three months ended March 31, 2009. Interest expense on other borrowings decreased to $342,000 for the three months ended March 31, 2010, compared to $362,000 for the three months ended March 31, 2009. The decrease was due to a decrease in the average balance of other borrowings to $40.1 million for the three months ended March 31, 2010 from $45.4 million for the three months ended March 31, 2009.

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

Our methodology incorporated the calculation of loans considered impaired and allocations for performing portfolio categories based on applying historical charge off data for loans categorized by similar risk characteristics based on our experience. The methodology includes an unallocated portion (qualitative factors) justified by current general market conditions, trends in performance (delinquency), economic and political trends.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2010 and 2009, Continued

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

The provision for loan losses was $3,941,000 for the three months ended March 31, 2010 compared to $695,000 for the three months ended March 31, 2009. Economic weakness has continued to stress the loan portfolio and has affected the levels of nonperforming assets and charge-offs. Management believes that it is judicious in recognizing problem assets and recorded an appropriate allowance for loan loss reflecting the current circumstances.

The allowance for loan losses is $8.0 million for the three months ended March 31, 2010. While management believes that its allowance for loan losses is adequate as of March 31, 2010, future adjustments to the allowance for loan losses may be necessary as economic conditions could dictate. We believe that our conservative underwriting policies somewhat mitigates our exposure in the troubled Florida real estate market.

Noninterest Income. Noninterest income increased to $597,000 for the three months ended March 31, 2010 from $378,000 for the three months ended March 31, 2009. The increase was primarily due to a $99,000 increase in other income combined with $158,000 in security gains recorded for the three months ended March 31, 2010. The Bank executed a strategy to sell off the entire “securities held to maturity” portfolio, which consisted primarily of tax exempt municipals, at a $55,000 loss. This strategy reduced credit risk and shortened the average maturities in the investment portfolio.

Noninterest Expenses. Total noninterest expenses increased to $3.4 million for the three months ended March 31, 2010 from $3.2 million for the three months ended March 31, 2009. The increase was primarily due to a $196,000 increase in insurance premiums, a $156,000 increase in legal expenses and a $39,000 increase in other loan related expenses.

Income Taxes (Benefit). Income taxes benefit for the three months ended March 31, 2010, were $1.2 million compared to $6,000 for the three months ended March 31, 2009.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

FIRST COMMUNITY BANK CORPORATION OF
AMERICA
(Registrant)

Date: May 18, 2010	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: May 18, 2010	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer