Form 10-Q
period 2010-06-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2010-08-12
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☐    No  ☐ * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	5,457,173 shares
(class)	Outstanding at July 30, 2010

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Cash and due from banks	$5,060	5,623
Interest-bearing deposits with banks	59,328	45,074

Cash and cash equivalents	64,388	50,697

Other interest-bearing deposits with banks	1,765	491
Securities available for sale	49,586	50,850
Securities held to maturity (market value of $0 and $7,554)	—	7,583
Loans, net of allowance for loan losses of $7,393 in 2010 and $7,830 in 2009	361,647	399,265
Federal Home Loan Bank stock, at cost	2,549	2,549
Premises and equipment, net	12,582	12,834
Foreclosed real estate	7,690	2,892
Accrued interest receivable	1,626	2,016
Deferred income taxes	—	4,912
Bank-owned life insurance	8,036	7,940
Prepaid FDIC assessment	4,113	4,661
Other assets	2,411	1,228

	$516,393	547,918

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	35,497	36,293
Savings, NOW and money-market deposits	225,866	205,553
Time deposits	172,992	216,671

Total deposits	434,355	458,517

Federal Home Loan Bank advances	36,000	36,000
Other borrowings	3,300	2,767
Accrued expenses and other liabilities	4,650	5,133

Total liabilities	478,305	502,417

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized:
Series A, 10,685 shares designated, issued and outstanding	10,685	10,685
Series A preferred stock discount	(23)	(27)
Series B, 720,000 shares designated, 313,497 and 189,018 shares issued and outstanding	7,837	4,725
Common stock, $0.05 par value, 40,000,000 shares authorized, 5,457,173 and 4,938,692 shares issued and outstanding	273	247
Additional paid-in capital	32,505	32,154
Accumulated deficit	(14,167)	(2,618)
Accumulated other comprehensive income	978	335

Total stockholders’ equity	38,088	45,501

	$516,393	547,918

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans	$5,161	5,950	10,571	11,983
Securities	423	550	980	1,030
Other interest earning assets	37	13	68	22

Total interest income	5,621	6,513	11,619	13,035

Interest expense:
Deposits	1,722	2,583	3,724	5,209
Other borrowings	346	354	688	716

Total interest expense	2,068	2,937	4,412	5,925

Net interest income	3,553	3,576	7,207	7,110

Provision for loan losses	3,849	1,337	7,790	2,032

Net interest income after provision for loan losses	(296)	2,239	(583)	5,078

Noninterest income:
Service charges on deposit accounts	180	206	348	412
Other service charges and fees	69	117	117	167
Income from bank-owned life insurance	52	44	96	84
Gain on sale of loans held for sale	—	—	—	2
Net gain on sale of securities	377	42	536	42
Other	96	71	274	151

Total noninterest income	774	480	1,371	858

Noninterest expenses:
Employee compensation and benefits	1,416	1,362	3,020	3,121
Occupancy and equipment	417	450	838	870
Data processing	335	359	722	711
Professional fees	360	168	642	321
Office supplies	28	56	62	101
Insurance	333	473	647	591
Other	438	362	778	669

Total noninterest expenses	3,327	3,230	6,709	6,384

Loss before income taxes	(2,849)	(511)	(5,921)	(448)

Income taxes (benefit)	6,428	(230)	5,228	(236)

Net loss	(9,277)	(281)	(11,149)	(212)

Preferred stock dividend requirements and amortization of preferred discount	(135)	(135)	(466)	(284)

Net loss applicable to common stockholders	$(9,412)	(416)	(11,615)	(496)

Loss per share:
Basic loss per share	$(1.72)	(.10)	(2.16)	(.12)

Diluted loss per share	$(1.72)	(.10)	(2.16)	(.12)

Common stock dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2010 and 2009

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

Six Months Ended June 30, 2010 and 2009

(In thousands, except share amounts)

										Accumulated
	Preferred Stock							Additional		Other
	Series A			Series B		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Discount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2009	10,685	$10,685	(27)	189,018	$4,725	4,938,692	$247	32,154	(2,618)	335	45,501

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	(11,149)	—	(11,149)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	643	643

Comprehensive loss (unaudited)											(10,506)

Issuance of convertible perpetual preferred stock, Series B, net of offering costs of $507 (unaudited)	—	—	—	124,479	3,112	—	—	253	—	—	3,365

Issuance of common stock, net of offering costs of $169 (unaudited)	—	—	—	—	—	518,481	26	83	—	—	109

Share-based compensation expense (unaudited)	—	—	—	—	—	—	—	15	—	—	15

Dividend on cumulative convertible perpetual preferred stock, Series B (unaudited)	—	—	—	—	—	—	—	—	(196)	—	(196)

Dividend on preferred stock to U.S. Treasury, Series A (unaudited)	—	—	—	—	—	—	—	—	(200)	—	(200)

Amortization of common stock warrants issued to U.S. Treasury (unaudited)	—	—	4	—	—	—	—	—	(4)	—	—

Balance at June 30, 2010 (unaudited)	10,685	$10,685	(23)	313,497	$7,837	5,457,173	$273	32,505	(14,167)	978	38,088

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,149)	(212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	7,790	2,032
Depreciation and amortization	270	308
Deferred income tax provision	5,228	—
Net amortization of premiums and discounts on securities	221	84
Share-based compensation	15	20
Net amortization of deferred loan fees and costs	(116)	(128)
Income from bank-owned life insurance	(96)	(84)
Decrease (increase) in accrued interest receivable	390	(200)
Increase in prepaid FDIC assessment and other assets	(635)	(456)
Net loss (gain) on sale of foreclosed real estate	8	(53)
Net gain on sale of securities	(536)	—
(Decrease) increase in accrued expenses and other liabilities	(483)	835

Net cash provided by operating activities	907	2,146

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(1,274)	(271)
Purchase of securities available for sale	(42,042)	(33,574)
Principal payments on securities available for sale	3,510	3,556
Proceeds from calls and maturities of securities available for sale	12,270	1,500
Proceeds from sale of securities available for sale	28,198	3,500
Proceeds from maturities of securities held to maturity	—	500
Principal payments on securities held to maturity	32	93
Proceeds from the sale of securities held to maturity	7,521	—
Net decrease (increase) in loans	23,497	(14,491)
Purchase of premises and equipment, net	(18)	(527)
Proceeds from the sale of foreclosed real estate	1,641	417
Redemption of Federal Home Loan Bank stock	—	6

Net cash provided by (used in) investing activities	33,335	(39,291)

Cash flows from financing activities:
(Decrease) increase in deposits	(24,162)	61,937
Repayment of Federal Home Loan Bank advances	—	(2,000)
Net increase (decrease) in other borrowings	533	(6,320)
Proceeds from exercise of stock options	—	195
Issuance of cumulative convertible preferred stock, Series B	3,365	—
Issuance of common stock	109	—
Dividend on preferred stock to U.S. Treasury, Series A	(196)	(281)
Dividend on cumulative convertible preferred perpetual stock, Series B	(200)	—

Net cash (used in) provided by financing activities	(20,551)	53,531

Net increase in cash and cash equivalents	13,691	16,386

Cash and cash equivalents at beginning of period	50,697	32,458

Cash and cash equivalents at end of period	$64,388	48,844

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0 and $181	$4,534	5,888

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of income taxes	$643	(223)

Transfer from loans to foreclosed real estate	$6,447	1,729

Preferred dividend requirements and amortization of preferred discount	$66	294

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2010 and 2009.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2010, the results of operations for the three- and six-month periods ended June 30, 2010 and 2009 and cash flows for the six-month periods ended June 30, 2010 and 2009. The results of operations and other data for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

2.	Securities. Securities have been classified according to management’s intent. The carrying amounts of securities and their fair value were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
At June 30, 2010:
U.S. Government agency securities	$12,099	57	—	12,156
Mortgage-backed securities	36,509	926	(5)	37,430

	$48,608	983	(5)	49,586

At December 31, 2009:
U.S. Government agency securities	17,451	21	(260)	17,212
Mortgage-backed securities	26,413	561	(38)	26,936
Municipal securities	6,450	306	(54)	6,702

	$50,314	888	(352)	50,850

Held to Maturity:
At December 31, 2009:
Mortgage-backed securities	568	8	—	576
Municipal securities	7,015	88	(125)	6,978

	$7,583	96	(125)	7,554

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Securities, Continued. Available-for-sale securities at June 30, 2010 measured at fair value on a recurring basis are summarized below (in thousands):

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$49,586	—	49,586	—

The scheduled maturities of securities at June 30, 2010 were as follows (in thousands):

	Available for Sale
	Amortized	Fair
	Cost	Value

Five to ten years	$2,000	2,015
After ten years	10,099	10,141
Mortgage-backed securities	36,509	37,430

	$48,608	49,586

Securities sold are summarized as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Principal received from sales	$35,719	3,594

Gross gains	670	42
Gross losses	(134)	—

Net gain	$536	42

Due to a change in the Company’s investment policy, in 2010, the Company sold securities with a book value of $7,551,000 from the held to maturity category resulting in losses of $30,000. Due to this sale, the Company is prohibited from classifying securities as held to maturity for a period of two years.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Securities, Continued. Securities with gross unrealized losses at June 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
Securities Available for Sale-
Mortgage-backed securities	$(5)	2,369

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

As of June 30, 2010 and December 31, 2009, securities with a carrying value of $41,889,000 and $42,715,000, respectively, were pledged for repurchase agreements with customers and for various purposes required or permitted by law.

3.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$8,024	7,923	7,830	8,230
Provision for loan losses	3,849	1,337	7,790	2,032
Charge-offs	(4,507)	(1,426)	(8,262)	(2,469)
Recoveries	27	10	35	51

Balance at end of period	$7,393	7,844	7,393	7,844

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans (in thousands):

	June 30, 2010	December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$30,738	23,938

Gross loans with related allowance for losses	1,684	2,172
Less allowances on these loans	(974)	(547)

Net investment in collateral dependent impaired loans	31,448	25,563

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (2)	1,142	3,781

Gross loans with related allowance for losses recorded (3)	14,155	16,252
Less allowance on these loans	(246)	(291)

Net investment in noncollateral dependent impaired loans	15,051	19,742

Net investment in impaired loans	$46,499	45,305

(1)	Charge-offs related to these loans were $5,276 and $6,349, respectively.
(2)	Troubled debt restructure balances with no allowance for losses were $1,125 and $3,720, respectively.
(3)	Troubled debt restructure balances with allowance for losses were $14,155 and $16,252, respectively.

	June 30, 2010	December 31, 2009

Average investment in impaired loans	$42,882	32,963

Interest income recognized on impaired loans	$431	665

Interest income received on impaired loans	$614	842

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Loan Impairment and Loan Losses, Continued. Impaired collateral-dependent loans carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At June 30, 2010						Losses
							Recorded in
							Operations
							For the
							Period Ended
	Fair					Total	June 30,
	Value		Level 1	Level 2	Level 3	Losses	2010

Impaired loans	$11,145	(1)	—	—	11,145	8,795	6,250

(1)	Loans with a carrying value of $20,303 at June 30, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2010	2009

Nonaccrual loans	$27,644	24,689
Past due ninety days or more, still accruing	—	—

	$27,644	24,689

4.	Loss Per Share. Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2009. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. For the three and six months ended June 30, 2010, outstanding stock options and warrants are not considered dilutive securities due to the net loss applicable to common shareholders. The following table presents the calculations of loss per share (dollars in thousands, except per share amounts).

	Three Months Ended June 30,
	2010			2009
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss applicable to common stockholders	$9,412	5,457,173	$(1.72)	$416	4,151,431	$(0.10)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS:
Net loss applicable to common stockholders and assumed conversions	$9,412	5,457,173	$(1.72)	$416	4,151,431	$(0.10)

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Loss Per Share, Continued.

	Six Months Ended June 30,
	2010			2009
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Loss	Shares	Amount	Loss	Shares	Amount
Basic EPS:
Net loss applicable to common stockholders	$11,615	5,372,099	$(2.16)	$496	4,150,801	$(0.12)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS:
Net loss applicable to common stockholders and assumed conversions	$11,615	5,372,099	$(2.16)	$496	4,150,801	$(0.12)

5.	Share-Based Compensation. The Company currently has one stock option plan for employees of the Company. Under the plan, the total number of options which may be granted to purchase common stock is 516,797 (amended). At June 30, 2010, 124,895 options remain available for grant under the employees’ plan. The employees’ options vest over periods up to four years and have terms up to ten years.

The Nonemployee Director Stock Option Plan approved by shareholders in April 2000 expired in May 2009. Outstanding Director options covering 103,358 shares expired unexercised on January 1, 2010. At June 30, 2010, there are no outstanding options under the Nonemployee Director Stock Option Plan.

A summary of the activity in the Company’s stock option plans is as follows (dollars in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2009	355,148	$7.92
Options exercised	—	—
Options forfeited and expired	(153,591)	5.99
Options terminated	—	—

Outstanding at June 30, 2010	201,557	$9.40	3.3 years	$—

Exercisable at June 30, 2010	192,357	$9.16	3.1 years	$—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued. At June 30, 2010, there was approximately $10,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of seven months. The total fair value of shares vesting and recognized as compensation expense was approximately $15,000 and $20,000 for the six months ended June 30, 2010 and 2009, respectively. There was no associated tax benefit recognized for both the six months ended June 30, 2010 and 2009.

6.	Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. At June 30, 2010, the Bank was in compliance with its regulatory capital requirements. Regulatory capital ratios were as follows:

	June 30, 2010	December 31, 2009

Total capital to risk weighted assets	11.20	11.24
Tier 1 capital to risk weighted assets	9.94	9.99
Tier 1 capital to total assets	6.80	7.30

7.	Foreclosed Real Estate. Expenses applicable to foreclosed assets follow (in thousands):

	Six Months Ended June 30,
	2010	2009

Net loss (gain) on sales of foreclosed assets	$8	(53)
Provision for losses	—	—
Operating expenses	129	87

Total included in other noninterest expenses	$137	34

Foreclosed assets are recorded at fair value less estimated selling costs. At June 30, 2010, those foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations During 2010
Foreclosed real estate	$7,690	—	—	7,690	—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.	Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$64,388	64,388	50,697	50,697
Other interest-bearing deposits with banks	1,765	1,765	491	491
Securities	49,586	49,586	58,433	58,404
Loans	361,647	356,157	399,265	399,723
Federal Home Loan Bank stock	2,549	2,549	2,549	2,549
Accrued interest receivable	1,626	1,626	2,016	2,016

Financial liabilities:
Deposits	434,355	430,756	458,517	452,280
Federal Home Loan Bank advances	36,000	36,901	36,000	37,828
Other borrowings	3,300	3,300	2,767	2,767
Off-balance sheet financial instruments	—	—	—	—

9.	Deferred Tax Asset. The Company established an allowance against its deferred tax as asset of $6,828,000, as of June 30, 2010, as it became apparent that the extended detoriation of credit markets would result in the Company recording its third consecutive annual loss in 2010. The Company continues to feel that the base earnings are sufficient to recover all or part of this tax benefit when the credit conditions improve. Management believes the magnitude of these loan losses occurred because of the current economic downturn and the situation is unusual and infrequent and an aberration rather than a continuing condition.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.	Regulatory Matters. As a result of an examination by the Office of Thrift Supervision (the “OTS”), the Bank and the Holding Company entered into separate memorandums of understanding (the “Memorandums”) with the OTS in October 2009 with the intent to protect the interests of the Company’s depositors, customers and shareholders. The Memorandums provided, among other things, that the Boards of Directors will or will cause the Company to 1) Prepare and monitor comprehensive business plans, 2) Adopt detailed capital plans, 3) Not negotiate, purchase or commit to any land acquisition, development or construction loans until the comprehensive business plan has been approved by the OTS, 4) Take steps to identify, evaluate and reduce the level of problem assets, 5) Limit asset growth until it obtains OTS approval of the Bank’s comprehensive business plan, 6) Not pay or declare dividends without OTS approval, 7) Not continue to roll or accept brokered deposits without OTS approval and must submit plan to OTS to reduce brokered deposits, 8) Prepare and adopt a written plan detailing the Company’s obligations with receipt of funds under Troubled Asset Relief Program, and 9) Submit variance reports on the Company’s compliance with various plans required by the Memorandums.

Management plans to vigorously seek compliance with the Memorandums. At this time, the financial impact, if any, of regulatory sanctions that may result if the Company fails to comply with the Memorandums requirements described above is not known. Management feels that the terms of the agreement will not have a material impact on the strategy of the Bank. The OTS has provided a temporary extension of the Bank’s use of customer driven CDARs deposits which technically fall under the brokered deposit classification. The Bank has received approval of its plan that was submitted to the OTS and is in full compliance with the memorandum of understanding.

11.	Equity Offering. Pursuant to a prospectus dated December 30, 2009, the Company offered to sell a maximum of 600,000 units at a price of $33.33 per unit. Each unit consisted of 4.165 shares of common stock, par value $.05 per share, and one share of 10% Cumulative Convertible Perpetual Preferred Stock, Series B, with an initial liquidation preference of $25.00. The Series B preferred stock has parity with the Series A preferred stock issued to the Treasury. Each of the shares of Series B preferred stock is currently convertible into ten shares of common stock. At December 31, 2009, the Company had issued 189,018 shares of Series B preferred stock and 787,261 shares of common stock, for net proceeds of $6,300,000. During 2010, an additional 518,481 shares of common stock and 124,479 shares of Series B preferred stock were issued, for net proceeds of $3,474,000. The offering terminated on February 12, 2010.

12.	Suspension of Preferred Stock Dividends. The Board of Directors has suspended dividend payments on both the Preferred Stock Series A (TARP) and the Preferred Stock Series B shares.

The Office of Thrift Supervision, the Bank’s primary regulator, under the Memorandum of Understanding (MOU) must approve quarterly dividends. If we are unable to pay dividends on the Convertible Preferred Series B shares for four consecutive quarters, the shares will automatically convert to ten shares of Common Stock.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2010, and for the three- and six- month periods ended June 30, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of June 30, 2010, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
August 12, 2010

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the six months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2010, was an increase in core deposits of $20 million. The Bank considers savings, NOW, money-market and noninterest-bearing demand deposits as core deposits. This inflow was offset by a $44 million decrease in time deposits resulting from a Bank strategy of lowering levels of brokered and high costs certificates of deposit. The Company netted $3.4 million in preferred capital and $.1 million in common capital as it completed its stock offering. The Bank maintained a $58 million balance deposited at the Federal Reserve Bank on June 30, 2010.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2010, follows (in thousands):

Contract Amount

Commitments to extend credit	$2,027

Unused lines of credit	$26,082

Standby letters of credit	$5,327

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009	Six Months Ended June 30, 2009
Average equity as a percentage of average assets	8.35%	8.08%	8.39%

Equity to total assets at end of period	7.38%	8.30%	7.92%

Return on average assets (1)	(4.15)%	(.90)%	(0.21)%

Return on common average equity (1)	(83.26)%	(14.70)%	(3.35)%

Noninterest expenses to average assets	2.50%	2.46%	2.46%

Nonperforming assets as a percentage of total assets at end of period	6.84%	5.47%	4.96%

(1)	Annualized for the six months ended June 30.

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

In light of these real estate trends the Bank has experienced an increase in its problem assets specifically in vacant residential lots and single family which has comprised 70% of charge-off activity. Commercial related charge-off’s to date are 26% of total charge-offs. The remaining charge-offs have been consumer loans.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The chart below summarizes the 30+ days delinquency by loan category for the dates indicated ($ in thousands):

	$	%
March 31, 2009:
Residential mortgages	$6,466	1.53
Commercial real estate	6,473	1.53
Land and lots	4,945	1.17
Commercial loans	4,293	1.01
Installments	95	0.02

Total	$22,272

June 30, 2009:
Residential mortgages	$7,961	1.88
Commercial real estate	15,081	3.56
Land and lots	8,319	1.96
Commercial loans	407	0.10
Installments	150	0.04

Total	$31,918

September 30, 2009:
Residential mortgages	$15,654	3.73
Commercial real estate	15,452	3.69
Land and lots	6,295	1.50
Commercial loans	698	0.17
Installments	412	0.10

Total	$38,511

December 31, 2009:
Residential mortgages	$12,138	2.97
Commercial real estate	17,158	4.20
Land and lots	7,989	1.96
Commercial loans	740	0.18
Installments	555	0.14

Total	$38,580

March 31, 2010:
Residential mortgages	$13,966	3.48
Commercial real estate	21,459	5.34
Land and lots	8,455	2.10
Commercial loans	1,326	0.33
Installments	605	0.15

Total	$45,811

June 30, 2010:
Residential mortgages	$13,719	3.71
Commercial real estate	17,621	4.76
Land and lots	9,024	2.44
Commercial loans	796	0.22
Installments	212	0.06

Total	$41,372

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The Bank’s nonaccrual loans and Foreclosed Real Estate (“REO”) is comprised of the following ($ in thousands):

	Nonaccrual		REO
	#	$	#	$
March 31, 2009:
Residential mortgages	13	2,762	10	1,784
Commercial real estate	9	6,077	1	391
Land and lots	20	4,762	9	629
Commercial loans	—	—	—	—
Installments	2	18	3	194

Total	44	13,619	23	2,998

June 30, 2009:
Residential mortgages	26	5,378	3	1,481
Commercial real estate	12	10,935	1	391
Land and lots	33	7,663	14	822
Commercial loans	2	700	—	—
Installments	2	12	3	194

Total	75	24,688	21	2,888

September 30, 2009:
Residential mortgages	32	7,724	2	1,283
Commercial real estate	17	14,193	—	—
Land and lots	29	6,926	19	877
Commercial loans	3	408	—	—
Installments	2	11	2	80

Total	83	29,262	23	2,240

December 31, 2009:
Residential mortgages	35	8,863	8	1,434
Commercial real estate	18	12,610	2	447
Land and lots	29	4,899	11	931
Commercial loans	5	623	—	—
Installments	3	109	2	80

Total	90	27,104	23	2,892

March 31, 2010:
Residential mortgages	42	9,208	7	875
Commercial real estate	20	13,599	3	535
Land and lots	29	7,653	10	942
Commercial loans	5	584	—	—
Installments	5	128	2	74

Total	101	31,172	22	2,426

June 30, 2010:
Residential mortgages	48	10,528	10	1,356
Commercial real estate	19	11,283	10	4,619
Land and lots	26	5,226	14	1,610
Commercial loans	5	495	—	—
Installments	5	112	3	105

Total	103	27,644	37	7,690

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

At fiscal year end December 2009 the loan loss provision was increased to build up the loan loss allowance. The following chart illustrates the combination of allowance and charge-off compared to related loans at June 30, 2010 (in thousands):

	Nonimpaired Loans	Impaired Loans	Total
Allowance for loan losses:
Beginning balance	$7,283	547	7,830
Provision	1,866	5,924	7,790
Charge-offs	(3,010)	(5,252)	(8,262)
Recoveries	35	—	35

Ending balance	$6,174	1,219	7,393

Loss allowance	6,174	1,219	7,393
Partial charge-offs of loans currently in portfolio	—	7,828	7,828

Total	$6,174	9,047	15,221

Total loans	$323,918	45,179	369,097

Allowance for loss and charge-offs as a percentage of total loans at June 30, 2010	1.91%	20.02%	4.12%

Allowance for loss and charge-offs as a percentage of total loans at December 31, 2009	2.07%	17.03%	3.61%

At June 30, 2010
Impaired loans with partial charge-offs:
Fair value of collateral	$13,002
Estimated selling costs	(1,475)

Fair value less selling costs	11,527

Gross impaired loans prior to charge-offs	19,355
Partial charge-offs of impaired loans	(7,828)

Book value of impaired loans with partial charge-offs	11,527

Fair value less selling costs in excess of book value	$—

Impaired loans without partial charge-offs:
Fair value of collateral	64,735
Estimated selling costs	(6,474)

Fair value less selling costs	58,261

Impaired loans	35,584
Loss allowance	(1,219)

Book value of impaired loans	34,365

Fair value less selling costs in excess of book value	$23,896

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$382,054	5,161	5.40%	$416,084	5,950	5.72%
Securities	53,342	423	3.17	52,573	550	4.18
Other interest-earning assets (2)	54,977	37	0.27	27,271	13	0.19

Total interest-earning assets	490,373	5,621	4.59	495,928	6,513	5.25

Noninterest-earning assets	40,579			51,688

Total assets	$530,952			$547,616

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	231,225	659	1.14	161,801	700	1.73
Time deposits	177,845	1,063	2.39	257,579	1,883	2.92

Total interest-bearing deposits	409,070	1,722	1.68	419,380	2,583	2.46

Other interest-bearing liabilities (3)	40,396	346	3.43	40,597	354	3.49

Total interest-bearing liabilities	449,466	2,068	1.84	459,977	2,937	2.55

Noninterest-bearing liabilities	38,271			42,965
Stockholders’ equity	43,215			44,674

Total liabilities and stockholders’ equity	$530,952			$547,616

Net interest income		$3,553			$3,576

Interest-rate spread (4)			2.74%			2.70%

Net interest margin (5)			2.90%			2.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.08

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$389,839	10,571	5.42%	$413,577	11,983	5.79%
Securities	57,779	980	3.39	47,740	1,030	4.32
Other interest-earning assets (2)	50,516	68	0.27	21,835	22	0.20

Total interest-earning assets	498,134	11,619	4.67	483,152	13,035	5.40

Noninterest-earning assets	43,791			49,599

Total assets	$541,925			$532,751

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	224,553	1,395	1.24	149,601	1,291	1.73
Time deposits	193,211	2,329	2.41	254,585	3,918	3.08

Total interest-bearing deposits	417,764	3,724	1.78	404,186	5,209	2.58

Other interest-bearing liabilities (3)	40,232	688	3.42	42,990	716	3.33

Total interest-bearing liabilities	457,996	4,412	1.93	447,176	5,925	2.65

Noninterest-bearing liabilities	38,698			40,856
Stockholders’ equity	45,231			44,719

Total liabilities and stockholders’ equity	$541,925			$532,751

Net interest income		$7,207			$7,110

Interest-rate spread (4)			2.74%			2.75%

Net interest margin (5)			2.89%			2.94%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.08

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009

General. First Community Bank Corporation of America reported a net loss for the second quarter ended June 30, 2010 of $9,277,000 compared to net loss of $281,000 for the same period in 2009. The Company took a charge of $6.8 million to establish an allowance against the deferred tax asset. In addition, the decline in earnings reflected increased credit losses.

The Company recorded a net loss applicable to common stockholders, after preferred stock dividend and amortization of preferred discount, for the quarter ended June 30, 2010 of $9,345,000 or $(1.72) basic per share, compared to net loss of $416,000 or $(.10) basic per share for the same period in 2009.

The second quarter 2010 results included a $3,849,000 charge to provision for loan losses compared to $1,337,000 for the period in 2009. The increased loan loss provision was due to increased levels of delinquencies resulting from a continued weakness in the local economy.

Net Interest Income. Interest income decreased to $5.6 million during the three months ended June 30, 2010, from $6.5 million in 2009. Interest on loans for the three months ended June 30, 2010 decreased to $5.2 million from $6.0 million for the three months ended June 30, 2009. This decrease was due to a decrease in the average yield earned to 5.40% for the three months ended June 30, 2010 from 5.72% for the three months ended June 30, 2009. Interest on securities decreased to $423,000 during the three months ended June 30, 2010 from $550,000 for the three months ended June 30, 2009. This decrease in interest income was due to a decrease in the average yield earned from 4.18% in 2009 to 3.17% in 2010.

Interest expense on interest-bearing deposit accounts decreased to $1.7 million during the three months ended June 30, 2010, compared to $2.6 million during the three months ended June 30, 2009. The decrease was due to a decrease in the rate paid to 1.68% during the three months ended June 30, 2010 from 2.46% during the three months ended June 30, 2009. Interest expense on other borrowings decreased to $346,000 during the three months ended June 30, 2010, compared to $354,000 during the three months ended June 30, 2009. The decrease was due to a decrease in the average balance of other borrowings to $40.4 million in 2010 from $40.6 million in 2009. The average rate paid on other borrowings decreased to 3.43% during the three months ended June 30, 2010 compared to 3.49% during the three months ended June 30, 2009.

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

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009

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

The provision for loan losses was $3,849,000 for the three months ended June 30, 2010 compared to $1,337,000 for the three months ended June 30, 2009. Continued economic weakness, has resulted in increasing levels of nonperforming loans and charge-offs.

The allowance for loan losses is $7.4 million at June 30, 2010. While management believes that its allowance for loan losses is adequate as of June 30, 2010, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $774,000 for the three months ended June 30, 2010 from $480,000 for the three months ended June 30, 2009. The increase was primarily due to a $377,000 gain on sale of securities.

Noninterest Expenses. Total noninterest expenses increased to $3.3 million for the three months ended June 30, 2010 from $3.2 million for the comparable period ended June 30, 2009.

Income Taxes (Benefit). Income taxes (benefit) for the three months ended June 30, 2010 were $6,428,000 compared to $(230,000) for the period ending June 30, 2009. The income tax in 2010 reflects a charge of $6.8 million to establish an allowance against the deferred tax asset.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2010 and 2009

General. For the six-month period ended June 30, 2010, First Community reported a net loss of $11,149,000 compared to net loss of $212,000 for the same period in 2009. The Company took a charge of $6.8 million to establish an allowance against the deferred tax asset. In addition, the decline in earnings reflected increased credit losses.

For the six month period ended June 30, 2010, the Company recorded a net loss applicable to common stockholders of $11,615,000 or $(2.16) basic per share, compared to net loss of $496,000 or $(.12) basic per share for the same period in 2009. For the first six months, provision for loan losses was $7,790,000 in 2010 compared to $2,032,000 in 2009. The increased loan loss provision was due to increased levels of delinquencies resulting from a continued weakness in the local economy.

Net Interest Income. Interest income decreased to $11.6 million during the six months ended June 30, 2010, from $13.0 million in 2009. Interest on loans for the six months ended June 30, 2010 decreased to $10.6 million from $12.0 million for the six months ended June 30, 2009. The average yield earned on loans declined to 5.42% from 5.79% for the same period in 2009. The average balance of loans was $389.8 million during the six months ended June 30, 2010 compared to $413.6 million during the six months ended June 30, 2009. Interest on securities decreased to $980,000 during the six months ended June 30, 2010, from $1.0 million for the six months ended June 30, 2009. The decrease in interest income on securities was due to a decrease in the average yield on securities earned from 4.32% in 2009 to 3.39% in 2010. The decrease was partially offset by an increase in the average balance on securities from $47.7 million in 2009 to $54.8 million in 2010.

Interest expense on interest-bearing deposit accounts decreased to $3.7 million during the six months ended June 30, 2010, compared to $5.2 million during the six months ended June 30, 2009. The decrease was due to a decrease in the rate paid to 1.78% during the six months ended June 30, 2010 from 2.58% during the six months ended June 30, 2009. The average balance of interest bearing deposits increased to $417.8 million in 2010 from $404.2 million in 2009. Interest expense on other borrowings decreased to $688,000 during the six months ended June 30, 2010, compared to $716,000 during the six months ended June 30, 2009. The decrease was due to a decrease in the average balance of other borrowings to $40.2 million in 2010 from $43.0 million in 2009.

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

Comparison of the Six-Month Periods Ended June 30, 2010 and 2009

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

The provision for loan losses was $7,790,000 for the six months ended June 30, 2010 compared to $2,032,000 for the six months ended June 30, 2009. Continued economic weakness has resulted in increasing levels of nonperforming loans and charge-offs.

The allowance for loan losses is $7.4 million at June 30, 2010. While management believes that its allowance for loan losses is adequate as of June 30, 2010, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $1,371,000 for the six months ended June 30, 2010 from $858,000 for the six months ended June 30, 2009. The increase was primarily due to a $536,000 gain on the sale of securities combined with a $123,000 increase in other income.

Noninterest Expenses. Total noninterest expenses increased to $6.7 million for the six months ended June 30, 2010 from $6.4 million for the comparable period ended June 30, 2009. This increase reflects increased credit related expenses and insurance costs.

Income Taxes (Benefit). Income taxes (benefit) for the six months ended June 30, 2010 was $5,228,000 compared to $(236,000) for the period ending June 30, 2009. The income tax in 2010 reflects a charge of $6.8 million to establish an allowance against the deferred tax asset.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to Vote a of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of First Community Bank Corporation of America, was held on May 17, 2010, to consider the election of eight directors with terms expiring at the Annual Meeting in 2011, to fix the number of directors to serve on the board for the ensuing year at nine, an advisory vote to approve the executive compensation plans, programs and arrangements employed by First Community, a proposal to amend First Community’s Articles of Incorporation to increase the authorized common stock from 20,000,000 shares to 40,000,000 shares, and the adjournment of the Annual Meeting to solicit additional proxies in the event there were not sufficient votes to approve any of the foregoing items.

At the Annual Meeting shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, their terms, and a summary of the votes cast for each nominee.

	Term Expiring	For	Withheld	Broker Nonvote

Brad Bishop	2011	3,456,973	11,778	1,520,070

Kenneth P. Cherven	2011	3,455,510	13,241	1,520,070

Kenneth Delarbre	2011	3,457,020	11,731	1,520,070

Kenneth F. Faliero	2011	3,456,863	11,888	1,520,070

James Macaluso	2011	3,456,879	11,872	1,520,070

David K. Meehan	2011	3,455,708	13,043	1,520,070

Robert G. Menke	2011	3,454,518	14,233	1,520,070

Robert M. Menke	2011	3,452,622	16,129	1,520,070

The shareholders voted on four other matters-

	For	Against	Abstain

Fix the number of directors to serve on the board	4,910,393	70,592	7,836

An advisory vote to approve the executive compensation plans, programs and arrangements	4,893,382	84,613	10,826

A proposal to amend First Community’s Articles of Incorporation to increase the authorized common stock from 20,000,000 shares to 40,000,000 shares	4,899,241	87,417	2,163

Solicit additional proxies if needed	4,876,868	78,529	33,424

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit

*****	3.1	Amended and Restated Articles of Incorporation

*	3.2	Bylaws

*	4.1	Specimen Common Stock Certificate

*	4.3	Warrant Certificate

**	10.1	Employment Agreement of Kenneth P. Cherven dated June 16, 2002

*	10.2	First Amended and Restated Non-Employee Director Stock Option Plan

*	10.3	Long-Term Incentive Plan

*	10.4	Incentive Compensation Plan

***	10.5	Employment Agreement of Kenneth P. Cherven dated November 29, 2004

****	10.6	Deferred Compensation Plan of Kenneth P. Cherven dated January 1, 2005.

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

**	99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with triple asterisk were submitted with the Company’s filing of Form 10-QSB on May 13, 2005.
****	Exhibits marked with quadruple asterisk were submitted with the Company’s filing of Form 10-QSB on August 12, 2005.
*****	Exhibits marked with quintuple asterisk are filed with the Company’s filing Form 10-Q on August 12, 2010.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date: August 12, 2010	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Stan B. McClelland
Stan B. McClelland, Chief Financial Officer