Form 10-Q
period 2010-09-30
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2010-11-15
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐* The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	5,457,173 shares
(class)	Outstanding at November 15, 2010

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets

Cash and due from banks	$4,857	5,623
Interest-bearing deposits with banks	56,817	45,074

Cash and cash equivalents	61,674	50,697

Other interest-bearing deposits with banks	1,765	491
Securities available for sale	56,024	50,850
Securities held to maturity (market value of $0 and $7,554)	—	7,583
Loans, net of allowance for loan losses of $14,042 in 2010 and $7,830 in 2009	347,324	399,265
Federal Home Loan Bank stock, at cost	2,526	2,549
Premises and equipment, net	12,484	12,834
Foreclosed real estate	7,925	2,892
Accrued interest receivable	1,512	2,016
Deferred income taxes	—	4,912
Bank-owned life insurance	8,093	7,940
Prepaid FDIC assessment	3,866	4,661
Other assets	2,380	1,228

	$505,573	547,918

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	37,150	36,293
Savings, NOW and money-market deposits	231,148	205,553
Time deposits	157,894	216,671

Total deposits	426,192	458,517

Federal Home Loan Bank advances	35,875	36,000
Other borrowings	6,668	2,767
Accrued expenses and other liabilities	6,435	5,133

Total liabilities	475,170	502,417

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized:
Series A, 10,685 shares designated, issued and outstanding	10,685	10,685
Series A preferred stock discount	(22)	(27)
Series B, 720,000 shares designated, 313,497 and 189,018 shares issued and outstanding	7,837	4,725
Common stock, $0.05 par value, 40,000,000 shares authorized, 5,457,173 and 4,938,692 shares issued and outstanding	273	247
Additional paid-in capital	32,389	32,154
Accumulated deficit	(21,371)	(2,618)
Accumulated other comprehensive income	612	335

Total stockholders’ equity	30,403	45,501

	$505,573	547,918

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans	$4,843	5,796	15,414	17,779
Securities	387	566	1,367	1,596
Other interest earning assets	46	38	114	60

Total interest income	5,276	6,400	16,895	19,435

Interest expense:
Deposits	1,537	2,491	5,261	7,700
Other borrowings	347	349	1,035	1,065

Total interest expense	1,884	2,840	6,296	8,765

Net interest income	3,392	3,560	10,599	10,670

Provision for loan losses	8,359	4,670	16,149	6,702

Net interest (expense) income after provision for loan losses	(4,967)	(1,110)	(5,550)	3,968

Noninterest income:
Service charges on deposit accounts	178	200	526	612
Other service charges and fees	57	74	174	241
Income from bank owned life insurance	57	45	153	130
Gain on sale of securities	479	398	1,015	440
Other	99	40	373	192

Total noninterest income	870	757	2,241	1,615

Noninterest expenses:
Employee compensation and benefits	1,434	1,632	4,454	4,753
Occupancy and equipment	422	452	1,260	1,322
Data processing	275	374	997	1,085
Professional fees	313	86	955	407
Office supplies	33	63	95	164
Insurance	309	346	956	937
Other	319	505	1,097	1,174

Total noninterest expenses	3,105	3,458	9,814	9,842

Loss before income taxes (benefit)	(7,202)	(3,811)	(13,123)	(4,259)

Income taxes (benefit)	—	(1,477)	5,228	(1,713)

Net loss	(7,202)	(2,334)	(18,351)	(2,546)

Preferred stock dividend requirements and amortization of preferred discount	(135)	(132)	(602)	(416)

Net loss applicable to common stock holders	$(7,337)	(2,466)	(18,953)	(2,962)

Loss per share:
Basic earnings per share	$(1.34)	(.59)	(3.51)	(.71)

Diluted earnings per share	$(1.34)	(.59)	(3.51)	(.71)

Common stock dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2010 and 2009

(In thousands, except share amounts)

	Preferred Stock			Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Discount	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2008	10,685	$10,685	(33)	4,111,121	$205	30,388	2,843	386	44,474

Comprehensive loss:

Net loss (unaudited)	—	—	—	—	—	—	(2,546)	—	(2,546)

Net change in unrealized gain on securities available for sale, net of taxes of $59 (unaudited)	—	—	—	—	—	—	—	99	99

Comprehensive loss (unaudited)									(2,447)

Exercise of stock options (unaudited)	—	—	—	40,310	3	192	—	—	195

Share-based compensation expense (unaudited)	—	—	—	—	—	30	—	—	30

Dividend on preferred stock to U.S. Treasury, Series A (unaudited)	—	—	—	—	—	—	(411)	—	(411)

Amortization of common stock warrants issued to U.S. Treasury, Series A (unaudited)	—	—	5	—	—	—	(5)	—	—

Balance at September 30, 2009 (unaudited)	10,685	$10,685	(28)	4,151,431	$208	30,610	(119)	485	41,841

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

Nine Months Ended September 30, 2010 and 2009

(In thousands, except share amounts)

	Preferred Stock							Additional		Accumulated Other
	Series A			Series B		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Discount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2009	10,685	$10,685	(27)	189,018	$4,725	4,938,692	$247	32,154	(2,618)	335	45,501

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	(18,351)	—	(18,351)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	277	277

Comprehensive loss (unaudited)											(18,074)

Issuance of convertible perpetual preferred stock, Series B, net of offering costs of $597 (unaudited)	—	—	—	124,479	3,112	—	—	163	—	—	3,275

Issuance of common stock, net of offering costs of $199 (unaudited)	—	—	—	—	—	518,481	26	53	—	—	79

Share-based compensation expense (unaudited)	—	—	—	—	—	—	—	19	—	—	19

Dividend on cumulative convertible perpetual preferred stock, Series B (unaudited)	—	—	—	—	—	—	—	—	(196)	—	(196)

Dividend on preferred stock to U.S. Treasury, Series A (unaudited)	—	—	—	—	—	—	—	—	(201)	—	(201)

Amortization of common stock warrants issued to U.S. Treasury, Series A (unaudited)	—	—	5	—	—	—	—	—	(5)	—	—

Balance at September 30, 2010 (unaudited)	10,685	$10,685	(22)	313,497	$7,837	5,457,173	$273	32,389	(21,371)	612	30,403

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(18,351)	(2,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	16,149	6,702
Deferred tax provision	5,113	(1,713)
Depreciation and amortization	392	467
Share-based compensation	19	30
Net amortization of deferred loan fees and costs	(146)	(183)
Net amortization of premium and discounts on securities	347	(46)
Income from bank owned life insurance	(153)	(130)
Decrease (increase) in accrued interest receivable	504	(204)
Write down of foreclosed real estate	—	140
Net (gain) loss on sale of foreclosed real estate	(46)	42
Increase in prepaid FDIC assessments and other assets	(357)	(634)
Increase in accrued expenses and other liabilities	1,302	441
Gain on sale of securities available for sale	(1,015)	(440)

Net cash provided by operating activities	3,758	1,926

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(1,274)	(191)
Purchase of securities available for sale	(77,887)	(47,195)
Principal payments on securities available for sale	5,573	5,711
Proceeds from calls and maturities of securities available for sale	21,370	1,500
Proceeds from the sale of securities available for sale	46,544	14,599
Proceeds from maturities of securities held to maturity	—	500
Principal payments on securities held to maturity	32	156
Proceeds from the sale of securities held to maturity	7,521	—
Net decrease (increase) in loans	28,269	(13,821)
Purchase of premises and equipment, net	(42)	(540)
Redemption of Federal Home Loan Bank stock	23	6
Proceeds from sale of foreclosed real estate	2,682	1,342

Net cash provided by (used in) investing activities	32,811	(37,933)

Cash flows from financing activities:
(Decrease) increase in deposits	(32,325)	69,426
Repayment of Federal Home Loan Bank advances	(125)	(2,000)
Net increase (decrease) in other borrowings	3,901	(6,151)
Proceeds from exercise of stock options	—	195
Issuance of cumulative convertible preferred stock, Series B	3,275	—
Issuance of common stock	79	—
Dividend on cumulative convertible preferred stock, Series B	(196)	—
Dividend on preferred stock to U.S. Treasury, Series A	(201)	(411)

Net cash (used in) provided by financing activities	(25,592)	61,059

Net increase in cash and cash equivalents	10,977	25,052

Cash and cash equivalents at beginning of period	50,697	32,458

Cash and cash equivalents at end of period	$61,674	57,510

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0 and $22	$6,444	8,709

Income taxes refund	$(1,711)	(671)

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$277	99

Transfer from loans to foreclosed real estate	$7,669	2,241

Amortization of common stock warrants issued to U.S. Treasury	$(5)	(5)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2010 and 2009.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2010, the results of operations for the three- and nine-month periods ended September 30, 2010 and 2009 and cash flows for the nine-month periods ended September 30, 2010 and 2009. The results of operations and other data for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

2. Securities. Securities have been classified according to management’s intent. The carrying amounts of securities and their fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At September 30, 2010:
U.S. Government agency securities	$8,758	94	—	8,852
Mortgage-backed securities	46,654	613	(95)	47,172

	$55,412	707	(95)	56,024

At December 31, 2009:
U.S. Government agency securities	17,451	21	(260)	17,212
Mortgage-backed securities	26,413	561	(38)	26,936
Municipal securities	6,450	306	(54)	6,702

	$50,314	888	(352)	50,850

Held to Maturity:
At December 31, 2009:
Mortgage-backed securities	568	8	—	576
Municipal securities	7,015	88	(125)	6,978

	$7,583	96	(125)	7,554

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Securities, Continued. Available-for-sale securities at September 30, 2010 measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government agency securities	$8,852	—	8,852	—
Mortgage-backed securities	47,172	—	47,172	—

Available-for-sale securities	$56,024	—	56,024	—

There were no transfers of securities between levels of inputs for the nine months ended September 30, 2010.

The scheduled maturities of securities at September 30, 2010 were as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Five to ten years	$1,000	1,004
After ten years	7,758	7,848
Mortgage-backed securities	46,654	47,172

	$55,412	56,024

Securities sold are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009

Principal received from sales	$54,065	14,524

Gross gains	1,149	440
Gross losses	(134)	—

Net gain	$1,015	440

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Securities, Continued. Securities with gross unrealized losses at September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale-
Mortgage-backed securities	$95	15,901

The unrealized losses on eighteen investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of September 30, 2010 and December 31, 2009, securities with a carrying value of $48,358,000 and $42,715,000, respectively, were pledged for repurchase agreements with customers and for various purposes required or permitted by law.

3. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$7,393	7,844	7,830	8,230
Provision for loan losses	8,359	4,670	16,149	6,702
Charge-offs	(1,915)	(3,746)	(10,177)	(6,215)
Recoveries	205	30	240	81

Balance at end of period	$14,042	8,798	14,042	8,798

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses, Continued. The following summarizes the amount of impaired loans (in thousands):

	September 30, 2010	December 31, 2009
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (1)	$29,101	23,938

Gross loans with related allowance for losses	3,460	2,172
Less allowances on these loans	(1,847)	(547)

Net investment in collateral dependent impaired loans	30,714	25,563

Noncollateral dependent loans identified as impaired:
Gross loans with no related allowance for losses (2)	6,226	3,781

Gross loans with related allowance for losses recorded (3)	12,576	16,252
Less allowance on these loans	(195)	(291)

Net investment in noncollateral dependent impaired loans	18,607	19,742

Net investment in impaired loans	$49,321	45,305

(1)	Charge-offs related to these loans were $5,055 and $6,349, respectively.
(2)	Troubled debt restructure balances with no allowance for losses were $6,219 and $3,720, respectively.
(3)	Troubled debt restructure balances with allowance for losses were $12,576 and $16,252, respectively.

	September 30, 2010	December 31, 2009

Average investment in impaired loans	$49,952	32,963

Interest income recognized on impaired loans	$661	665

Interest income received on impaired loans	$958	842

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loan Impairment and Loan Losses, Continued. Impaired collateral-dependent loans carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	At September 30, 2010						Losses Recorded in Operations For the Period Ended
	Fair Value		Level 1	Level 2	Level 3	Total Losses	September 30, 2010

Impaired loans	$13,188	(1)	—	—	13,188	9,181	6,924

(1)	Loans with a carrying value of $17,526 at September 30, 2010 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2010	2009

Nonaccrual loans	$29,911	29,262
Past due ninety days or more, still accruing	—	—

	$29,911	29,262

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Loss Per Share. Loss per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The outstanding cumulative convertible perpetual preferred stock, Series B is considered dilutive using the converted method. For three and nine months ended September 30, 2010 and 2009, outstanding stock options warrants and preferred stock were not considered dilutive because of the Company’s loss applicable to common shareholders. The following tables present the calculations of loss per share (dollars in thousands, except per share amounts):

	2010			2009
	Earnings (Loss)	Weighted- Average Shares	Per Share Amount	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS-
Net loss available to common stockholders	$(7,337)	5,457,173	$(1.34)	$(2,466)	4,151,431	$(0.59)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS-
Net loss available to common stockholders and assumed conversions	$(7,337)	5,457,173	$(1.34)	$(2,466)	4,151,431	$(0.59)

Nine Months Ended September 30:
Basic EPS-
Net loss available to common stockholders	$(18,953)	5,400,664	$(3.51)	$(2,962)	4,152,012	$(0.71)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			—

Diluted EPS-
Net loss available to common stockholders and assumed conversions	$(18,953)	5,400,664	$(3.51)	$(2,962)	4,152,012	$(0.71)

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation. The Company currently has one stock option plan for employees of the Company. Under the plan, the total number of options which may be granted to purchase common stock is 516,797 (amended). At September 30, 2010, 124,895 options remain available for grant under the employees’ plan. The employees’ options vest over periods up to four years and have terms up to ten years.

The Nonemployee Director Stock Option Plan approved by shareholders in April 2000 expired in May 2009. Outstanding Director options covering 103,358 shares expired unexercised on January 1, 2010. At September 30, 2010, there are no outstanding options under the Nonemployee Director Stock Option Plan.

A summary of the activity in the Company’s stock option plans is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	355,148	$7.92
Options forfeited and expired	(153,591)	5.99

Outstanding at September 30, 2010	201,557	$9.40	3.33 years	$—

Exercisable at September 30, 2010	195,457	$9.29	2.95 years	$—

At September 30, 2010, there was approximately $6,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of seven months. The total fair value of shares vesting and recognized as compensation expense was approximately $19,000 and $30,000 for the nine months ended September 30, 2010 and 2009, respectively. There was no associated tax benefit recognized for both the nine months ended September 30, 2010 and 2009.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements to be considered Well Capitalized. At September 30, 2010, the Bank was considered Adequately Capitalized. Regulatory capital ratios were as follows:

	September 30, 2010	December 31, 2009	Required to Be Well Capitalized

Total capital to risk weighted assets	9.49	11.24	10.00
Tier 1 capital to risk weighted assets	8.21	9.99	6.00
Tier 1 capital to total assets	5.55	7.30	5.00

7. Foreclosed Real Estate. Expenses applicable to foreclosed assets follow (in thousands):

	Nine Months Ended September 30,
	2010	2009

Net (gain) loss on sales of foreclosed assets	$(46)	42
Provision for losses	—	—
Operating expenses	206	238

Total included in other noninterest expenses	$160	280

Foreclosed assets are recorded at fair value less estimated selling costs. At September 30, 2010, those foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations During 2010

Foreclosed real estate	$7,925	—	—	7,925	—	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$61,674	61,674	50,697	50,697
Other interest-bearing deposits with banks	1,765	1,765	491	491
Securities	56,024	56,024	58,433	58,404
Loans	347,324	342,648	399,265	399,723
Federal Home Loan Bank stock	2,526	2,526	2,549	2,549
Accrued interest receivable	1,512	1,512	2,016	2,016

Financial liabilities:
Deposits	426,192	425,856	458,517	452,280
Federal Home Loan Bank advances	35,875	36,911	36,000	37,828
Other borrowings	6,668	6,668	2,767	2,767
Off-balance sheet financial instruments	—	—	—	—

9. Deferred Tax Asset. The Company established an allowance against its deferred tax asset of $9,535,000, as of September 30, 2010, as it became apparent that the extended deterioration of credit markets would result in the Company recording its third consecutive annual loss in 2010. The Company continues to feel that the base earnings are sufficient to recover all or part of this tax benefit when the credit conditions improve. Management believes the magnitude of these loan losses occurred because of the current economic downturn and the situation is unusual and infrequent and an aberration rather than a continuing condition.

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

Management plans to vigorously seek compliance with the Memorandums. At this time, the financial impact, if any, of regulatory sanctions that may result if the Company fails to comply with the Memorandums requirements described above is not known. The OTS has provided a temporary extension of the Bank’s use of customer driven CDARs deposits which technically fall under the brokered deposit classification. The Bank has received approval of its plan that was submitted to the OTS and believes it to be in substantial compliance with the memorandum of understanding except with regard to risk-based capital.

11. Equity Offering. Pursuant to a prospectus dated December 30, 2009, the Company offered to sell a maximum of 600,000 units at a price of $33.33 per unit. Each unit consisted of 4.165 shares of common stock, par value $.05 per share, and one share of 10% Cumulative Convertible Perpetual Preferred Stock, Series B, with an initial liquidation preference of $25.00. The Series B preferred stock has parity with the Series A preferred stock issued to the Treasury. Each of the shares of Series B preferred stock is currently convertible into ten shares of common stock. At December 31, 2009, the Company had issued 189,018 shares of Series B preferred stock and 787,261 shares of common stock, for net proceeds of $6,300,000. During 2010, an additional 518,481 shares of common stock and 124,479 shares of Series B preferred stock were issued, for net proceeds of $3,354,000. The offering terminated on February 12, 2010.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2010, and for the three- and nine-month periods ended September 30, 2010 and 2009 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of September 30, 2010, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

November 15, 2010

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the nine months ended September 30, 2010 and 2009.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2010, was an increase in core deposits of $26 million. The Bank considers savings, NOW, money-market and noninterest-bearing demand deposits as core deposits. This inflow was offset by a $58 million decrease in time deposits resulting from a Bank strategy of lowering levels of brokered and high costs certificates of deposit. The Company netted $3.3 million in preferred capital and $.1 million in common capital as it completed its stock offering. The Bank maintained a $56 million balance deposited at the Federal Reserve Bank on September 30, 2010.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2010, follows (in thousands):

Contract Amount
Commitments to extend credit	$1,661

Unused lines of credit	$27,763

Standby letters of credit	$818

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2009
Average equity as a percentage of average assets	7.88%	8.08%	8.11%
Equity to total assets at end of period	6.01%	8.30%	7.46%
Return on average assets (1)	(4.61)%	(.90)%	(1.74)%
Return on common average equity (1)	(103.70)%	(14.70)%	(28.35)%
Noninterest expenses to average assets	2.46%	2.46%	2.58%
Nonperforming assets as a percentage of total assets at end of period	7.48%	5.47%	5.62%

(1)	Annualized for the nine months ended September 30.

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

Determining Loan Losses

A loan is classified impaired when, based on current information and events; it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement. Once a loan is considered impaired and is collateral dependent, an analysis of the loan will be performed to determine a fair value estimate. Fair value will be determined by a current appraisal or using a reasonable discount of the appraisal using comparable data given the existing economic conditions. If the loan is collateral dependent, the loss will be determined by deducting selling costs from the fair value of the collateral. The difference between the loan balance and the fair value less selling cost is the loss. The loss will be charged-off when it has been determined. A loan that is impaired and non-collateral dependent will be treated in accordance with regulatory guidelines for retail loans. Closed end retail loans will be charged off when delinquent 120 days and open end loans will be charged off when 180 days delinquent. Commercial loans that are noncollateral dependent will be charged off between 90 and 120 days delinquent. If the loan is considered impaired as a Troubled Debt Restructure, it is treated as required under FASB 114. The discounted cash flow of revised payment stream is discounted at the original loan rate and the difference is determined to be the loss.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The chart below summarizes the 30+ days delinquency by loan category for the dates indicated ($ in thousands):

	$	%
June 30, 2009:
Residential mortgages	$7,961	1.88
Commercial real estate	15,081	3.56
Land and lots	8,319	1.96
Commercial loans	407	0.10
Installments	150	0.04

Total	$31,918

September 30, 2009:
Residential mortgages	$15,654	3.73
Commercial real estate	15,452	3.69
Land and lots	6,295	1.50
Commercial loans	698	0.17
Installments	412	0.10

Total	$38,511

December 31, 2009:
Residential mortgages	$12,138	2.97
Commercial real estate	17,158	4.20
Land and lots	7,989	1.96
Commercial loans	740	0.18
Installments	555	0.14

Total	$38,580

March 31, 2010:
Residential mortgages	$13,966	3.48
Commercial real estate	21,459	5.34
Land and lots	8,455	2.10
Commercial loans	1,326	0.33
Installments	605	0.15

Total	$45,811

June 30, 2010:
Residential mortgages	$13,719	3.71
Commercial real estate	17,621	4.76
Land and lots	9,024	2.44
Commercial loans	796	0.22
Installments	212	0.06

Total	$41,372

September 30, 2010:
Residential mortgages	$12,187	3.44
Commercial real estate	16,651	4.70
Land and lots	7,594	2.14
Commercial loans	1,702	0.48
Installments	433	0.12

Total	$38,567

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The Bank’s nonaccrual loans and Foreclosed Real Estate (“REO”) is comprised of the following ($ in thousands):

	Nonaccrual		REO
	#	$	#	$
June 30, 2009:
Residential mortgages	26	5,378	3	1,481
Commercial real estate	12	10,935	1	391
Land and lots	33	7,663	14	822
Commercial loans	2	700	—	—
Installments	2	12	3	194

Total	75	24,688	21	2,888

September 30, 2009:
Residential mortgages	32	7,724	2	1,283
Commercial real estate	17	14,193	—	—
Land and lots	29	6,926	19	877
Commercial loans	3	408	—	—
Installments	2	11	2	80

Total	83	29,262	23	2,240

December 31, 2009:
Residential mortgages	35	8,863	8	1,434
Commercial real estate	18	12,610	2	447
Land and lots	29	4,899	11	931
Commercial loans	5	623	—	—
Installments	3	109	2	80

Total	90	27,104	23	2,892

March 31, 2010:
Residential mortgages	42	9,208	7	875
Commercial real estate	20	13,599	3	535
Land and lots	29	7,653	10	942
Commercial loans	5	584	—	—
Installments	5	128	2	74

Total	101	31,172	22	2,426

June 30, 2010:
Residential mortgages	48	10,528	10	1,356
Commercial real estate	19	11,283	10	4,619
Land and lots	26	5,226	14	1,610
Commercial loans	5	495	—	—
Installments	5	112	3	105

Total	103	27,644	37	7,690

September 30, 2010:
Residential mortgages	44	10,857	19	1,749
Commercial real estate	20	11,846	9	4,374
Land and lots	24	6,250	20	1,710
Commercial loans	8	814	—	—
Installments	4	144	2	92

Total	100	29,911	50	7,925

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The following chart illustrates the combination of allowance and charge-off compared to related loans at September 30, 2010 and for the nine months then ended (in thousands):

	Nonimpaired Loans	Impaired Loans	Total
Allowance for loan losses:
Beginning balance	$7,283	547	7,830
Provision	9,402	6,747	16,149
Charge-offs	(4,925)	(5,252)	(10,177)
Recoveries	240	—	240

Ending balance	$12,000	2,042	14,042

Loss allowance	12,000	2,042	14,042
Partial charge-offs of loans currently in portfolio	—	7,313	7,313

Total	$12,000	9,355	21,355

Total loans	$301,741	59,265	361,006

Allowance for loss and charge-offs as a percentage of total loans at September 30, 2010	3.98%	15.79%	5.92%

Allowance for loss and charge-offs as a percentage of total loans at December 31, 2009	2.07%	17.03%	3.61%

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

At September 30, 2010
Collateral dependent impaired loans with partial charge-offs or specific reserves:
Fair value of collateral	$14,852
Estimated selling costs	(1,664)

Fair value less selling costs	13,188

Gross impaired loans prior to charge-offs	22,348
Partial charge-offs of impaired loans	(7,313)
Loss allowance	(1,847)

Book value of impaired loans with partial charge-offs	13,188

Fair value less selling costs in excess of book value	$—

Collateral dependent impaired loans without partial charge-offs or specific reserves:
Fair value of collateral	30,547
Estimated selling costs	(3,055)

Fair value less selling costs	27,492

Book value of impaired loans	17,526

Fair value less selling costs in excess of book value	$9,966

Troubled debt restructuring:
Carrying value	$18,795

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$368,326	4,843	5.26%	$414,331	5,796	5.60%
Securities	56,508	387	2.74	57,325	566	3.95
Other interest-earning assets (2)	55,711	46	0.33	59,640	38	0.25

Total interest-earning assets	480,545	5,276	4.39	531,296	6,400	4.82

Noninterest-earning assets	42,410			31,150

Total assets	$522,955			$562,446

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	229,593	586	1.02	183,622	757	1.65
Time deposits	173,794	951	2.19	252,161	1,734	2.75

Total interest-bearing deposits	403,387	1,537	1.52	435,783	2,491	2.29

Other borrowings (3)	40,256	347	3.45	39,613	349	3.52

Total interest-bearing liabilities	443,643	1,884	1.70	475,396	2,840	2.39

Noninterest-bearing liabilities	40,551			44,334
Stockholders’ equity	38,761			42,716

Total liabilities and stockholders’ equity	$522,955			$562,446

Net interest income		$3,392			$3,560

Interest-rate spread (4)			2.69%			2.43%

Net interest margin (5)			2.82%			2.68%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.12

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$379,023	15,414	5.42%	$413,831	17,779	5.73%
Securities	57,140	1,367	3.19	50,970	1,596	4.18
Other interest-earning assets (2)	53,128	114	0.29	38,454	60	0.21

Total interest-earning assets	489,291	16,895	4.60	503,255	19,435	5.15

Noninterest-earning assets	43,097			39,503

Total assets	$532,388			$542,758

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	227,087	1,981	1.16	161,066	2,048	1.70
Time deposits	183,449	3,280	2.38	253,768	5,652	2.97

Total interest-bearing deposits	410,536	5,261	1.71	414,834	7,700	2.47

Other borrowings (3)	40,244	1,035	3.43	41,852	1,065	3.39

Total interest-bearing liabilities	450,780	6,296	1.86	456,686	8,765	2.56

Noninterest-bearing liabilities	39,630			42,028
Stockholders’ equity	41,978			44,044

Total liabilities and stockholders’ equity	$532,388			$542,758

Net interest income		$10,599			$10,670

Interest-rate spread (4)			2.74%			2.59%

Net interest margin (5)			2.89%			2.83%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.10

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009

General. First Community Bank Corporation of America recorded a net loss for the third quarter ended September 30, 2010 of $7,202,000 compared to net loss of $2,334,000 for the same period in 2009. The decline in earnings was due to increased credit losses.

The Company recorded a net loss available to common stockholders, after preferred stock dividends requirements and amortization of preferred discount, for the three-months ended September 30, 2010 of $7,337,000 or $(1.34) per basic share and diluted share compared to $2,466,000 or $(.59) per basic share and diluted share for the three-months ended September 30, 2009.

The third quarter 2010 results included an $8,359,000 charge to provision for loan losses compared to $4,670,000 for the period in 2009. The continuing high loan loss provision was due to a high level of delinquencies resulting from a continued weakness in the local economy.

Net Interest Income. Interest income decreased to $5.3 million during the three-months ended September 30, 2010, from $6.4 million in 2009. Interest on loans for the three-months ended September 30, 2010 decreased to $4.8 million from $5.8 million for the three-months ended September 30, 2009. This decrease was also due to a decrease in the average yield earned to 5.26% for the three-months ended September 30, 2010 from 5.60% for the three-months ended September 30, 2009. Interest on securities decreased to $387,000 during the three-months ended September 30, 2010 from $566,000 for the three-months ended September 30, 2009. The decrease in interest income on securities was due to a decrease in the average yield of securities from 3.95% in 2009 to 2.74% in 2010.

Interest expense on interest-bearing deposit accounts decreased to $1.5 million during the three-months ended September 30, 2010, compared to $2.5 million during the three-months ended September 30, 2009. The decrease was due to a decrease in the rate paid to 1.52% during the three-months ended September 30, 2010 from 2.29% during the three-months ended September 30, 2009. Interest expense on other borrowings decreased to $347,000 during the three-months ended September 30, 2010, compared to $349,000 during the three-months ended September 30, 2009. The decrease was due to a decrease in the average yield from 3.52% in 2009 to 3.45% in 2010.

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

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009, Continued

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

The provision for loan losses was $8,359,000 for the three-months ended September 30, 2010 compared to $4,670,000 for the three-months ended September 30, 2009. On September 30, 2010, an additional $6.7 million was added to the provision due to the augmented level of nonperforming loans as a result of deteriorating economic conditions; primarily declining home values and higher unemployment rates in the four markets that the Company serves.

The allowance for loan losses is $14,042,000 at September 30, 2010. While management believes that its allowance for loan losses is adequate as of September 30, 2010, future adjustments may be necessary as economic conditions dictate.

Noninterest Income. Noninterest income increased to $870,000 in 2010 from $757,000 for the three-months ended September 30, 2009. The increase was primarily due to $479,000 in security gains recorded during the third quarter of 2010.

Noninterest Expense. Total noninterest expenses decreased to $3.1 million for the three-months ended September 30, 2010 from $3.5 million for the comparable period ended September 30, 2009, resulting from a $198,000 decrease in employee compensation and benefit.

Income Taxes (Benefit). Income taxes benefit for the three-months ended September 30, 2010 was $0 compared to $(1,477,000) for the period ended September 30, 2009.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009

General. First Community Bank Corporation of America recorded a net loss for the nine-months ended September 30, 2010 of $18,351,000 compared to a net loss of $2,546,000 for the same period in 2009. The increase in losses was due to increased credit losses.

The Company recorded a net loss available to common stockholders, after preferred stock dividends requirements and amortization of preferred discount, for the nine-months ended September 30, 2010 of $18,953,000 or $(3.51) per basic share and diluted share compared to $2,962,000 or $(.71) per basic share and diluted share for the nine-months ended September 30, 2009.

The first nine months of 2010 included a $16,149,000 charge to provision for loan losses compared to $6,702,000 in 2009. The continuing high loan loss provision was due to a high level of delinquencies resulting from a continued weakness in the local economy.

Net Interest Income. Interest income decreased to $16.9 million during the nine-months ended September 30, 2010, from $19.4 million in 2009. Interest on loans for the nine-months ended September 30, 2010 decreased to $15.4 million from $17.8 million for the nine-months ended September 30, 2009. The decrease was also due to a decrease in the average yield earned on loans declined to 5.42% from 5.73% for the same period in 2009. Interest on securities decreased to $1.4 million during the nine-months ended September 30, 2010 from $1.6 million for the nine-months ended September 30, 2009. The decrease in interest income on securities was due to a decrease in the average yield on securities from 4.18% in 2009 to 3.19% in 2010.

Interest expense on interest-bearing deposit accounts decreased to $5.3 million during the nine-months ended September 30, 2010, compared to $7.7 million during the nine-months ended September 30, 2009. The decrease was due to a decrease in the rate paid to 1.71% during the nine-months ended September 30, 2010 from 2.47% during the nine-months ended September 30, 2009. Interest expense on other borrowings decreased to $1.0 million during the nine-months ended September 30, 2010, compared to $1.1 million during the nine-months ended September 30, 2009. The decrease was due to a decrease in the average balance of other borrowings to $40.2 million in 2010 from $41.8 million in 2009.

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

Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009, Continued

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

The provision for loan losses was $16,149,000 for the nine-months ended September 30, 2010 compared to $6,702,000 for the nine-months ended September 30, 2009. On September 30, 2010, an additional $6.7 million was added to the provision due to he augmented level of nonperforming loans as a result of deteriorating economic conditions; primarily declining home values and higher unemployment rates in the four markets that the Company serves.

The allowance for loan losses is $14,042,000 at September 30, 2010. While management believes that its allowance for loan losses is adequate as of September 30, 2010, future adjustments may be necessary as economic conditions dictate.

Noninterest Income. Noninterest income increased to $2,241,000 in 2010 from $1,615,000 for the nine-months ended September 30, 2009. The increase was primarily due to $1,015,000 in security gains recorded during the nine-months ended September 30, 2010.

Noninterest Expenses. Total noninterest expenses for the nine-months ended September 30, 2010 were $9.8 million compared to $9.8 million for the period ended September 30, 2009.

Income Taxes (Benefit). Income taxes (expense) for the nine-months ended September 30, 2010, were $5,228,000 compared to a benefit of $(1,713,000) for the period ended September 30, 2009.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no materials pending legal proceeding to which First Community Bank Corporation of America and Subsidiaries, is a party or to which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

Exhibits. The following exhibits were filed with the Securities and Exchange Commission.

Exhibit No.	Description of Exhibit

*****3.1	Amended and Restated Articles of Incorporation
* 3.2	Bylaws
* 4.1	Specimen Common Stock Certificate
* 4.3	Warrant Certificate
** 10.1	Employment Agreement of Kenneth P. Cherven dated June 16, 2002
* 10.2	First Amended and Restated Non-Employee Director Stock Option Plan
* 10.3	Long-Term Incentive Plan
* 10.4	Incentive Compensation Plan
*** 10.5	Employment Agreement of Kenneth P. Cherven dated November 29, 2004
**** 10.6	Deferred Compensation Plan of Kenneth P. Cherven dated January 1, 2005.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
** 99.5	Audit Committee Charter

*	Exhibits marked with an asterisk were submitted with the Company’s original filing of Form SB-2 on April 7, 2003.
**	Exhibits marked with a double asterisk were submitted with the Company’s filing of its Amendment One to Form SB-2 on May 8, 2003.
***	Exhibits marked with triple asterisk were submitted with the Company’s filing of Form 10-QSB on May 13, 2005.
****	Exhibits marked with quadruple asterisk were submitted with the Company’s filing of Form 10-QSB on August 12, 2005.
*****	Exhibits marked with quintuple asterisk are filed with the Company’s filing Form 10-Q on August 12, 2010.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date:	November 15, 2010	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief Executive Officer

Date:	November 15, 2010	By:	/s/ Cheryl R. Bryan
Cheryl R. Bryan, Principal Financial and Principal Accounting Officer