Form 10-K
period 2010-12-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2011-03-31
CIK 1082564

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price of such shares on the NASDAQ Capital Market on June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was $6,709,531.

On March 15, 2011, there were 5,459,173 shares of the registrant’s common stock outstanding.

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

As of December 31, 2010, First Community Bank had assets of approximately $471 million, net loans of $333 million and deposits of $375 million. Due to its strong focus on commercial lending, approximately 52% of First Community Bank’s total loans are commercial.

First Community Lender was incorporated in 2001 as a wholly-owned subsidiary of First Community. First Community Lender was originally established to network with title insurance vendors. In November 2004, 1031 Exchange services were added. A 1031 Exchange allows customers to sell investment property/properties and defer any capital gains taxes by purchasing a “like-kind” replacement property/properties within a certain time frame under Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code. First Community Lender had only nominal operations in 2010 and through the first three months of 2011.

The offices of First Community are located at 9001 Belcher Road, Pinellas Park, 33782, and our phone number is (727) 520-0987.

Recent Events

Acquisition Agreement with CBM Florida Holding Company and Community Bank & Company

As previously announced, on February 10, 2011, First Community and First Community Bank entered into an Acquisition Agreement (referred to in this Form 10-K as the “Acquisition Agreement”) with CBM Florida Holding Company (“CBM Holdings”) and Community Bank & Company (formerly, Community Bank of Manatee), under which First Community Bank will be merged with and into Community Bank & Company, and First Community will transfer to CBM Holdings all of the shares of First Community Lender (these two transactions are referred to in this Form 10-K as the “Disposition”). Under the terms of the Acquisition Agreement, First Community will receive $10 million in cash at the closing of the Disposition.

Our Board of Directors, in connection with entering into the Acquisition Agreement, approved a Plan Of Complete Liquidation And Dissolution for First Community (the “Plan”). The Plan must be approved by the holders of a majority of the outstanding shares of common stock of First Community at the special shareholders meeting called for April 11, 2011. If the Plan is approved by the shareholders, following the consummation of the Disposition, First Community will be required to wind up of all of its business and distribute thereafter to its common stockholders all of its remaining cash. It is presently anticipated that, if the Plan is approved by the shareholders and the Disposition is consummated in May or June 2011, such distributions will take place towards the end of 2011.

The completion of the transactions contemplated by the Acquisition Agreement is subject to certain conditions in addition to shareholder approval, including, among others, (i) the receipt of all regulatory approvals; (ii) the absence of any material adverse change in the business of First Community Bank; (iii) the accuracy of the representations and warranties made by each of the parties, and (iv) the compliance by each of the parties with their respective obligations under the Acquisition Agreement.

Agreement with the U.S. Department of the Treasury Regarding Repurchase of TARP Stock

First Community currently has outstanding 10,685 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Stock”) that were issued to the U.S. Department of the Treasury under the TARP program on December 23, 2008. The liquidation value of the Series A Stock, including accrued but unpaid dividends, is approximately $11.15 million. While First Community was negotiating the Acquisition Agreement, it began negotiating with the Treasury to repurchase the Series A Stock at a discount. As previously announced, on March 11, 2011, First Community entered into a definitive Securities Purchase Agreement with the U.S. Department of the Treasury relating to the repurchase by First Community of the Series A Stock, as well as a Warrant to purchase 228,312 shares of First Community common stock (the “Warrant”), which was issued by First Community to the Treasury in connection with the issuance of the Series A Stock.

Subject to, and on the terms and conditions of, the Treasury agreement, effective at the closing of the Disposition, First Community will purchase from the Treasury all of the Series A Stock and the Warrant. The aggregate purchase price for the Series A Stock and the Warrant will be an amount in cash equal to (i) $7,200,000.00 (or 72% of the proceeds to be received from Community Bank & Company upon the closing of the Disposition) plus (ii) seventy-two percent (72%) of all cash assets of First Community at the closing of the Disposition after giving effect to (x) the payment by First Community of any expenses relating to the Disposition (the “Disposition Expenses”), (y) the payment of its debts and liabilities (the “Debt and Liabilities Payment”) and (z) a future distribution to (1) holders of First Community common stock outstanding as of the date of the Agreement plus (2) holders of the 3,132,970 shares of common stock to be issued upon the conversion of First Community’s 10% Cumulative Convertible Perpetual Preferred Stock, Series B, of up to Thirty-Five Cents ($0.35) per share of common stock (the “Distribution”), provided that the sum of the Disposition Expenses, the Debt and Liabilities Payment and the Distribution shall not exceed Three Million Five Hundred Twenty Seven Thousand Two Hundred Fifty Dollars ($3,527,250.00) in the aggregate.

Cease and Desist Orders of the OTS

As previously announced, on February 24, 2011, First Community and First Community Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), and the OTS issued Orders to Cease and Desist to each of First Community and First Community Bank.

Under the terms of the OTS Orders, First Community Bank and First Community are required to, among other things:

within sixty (60) days, submit a written plan for First Community Bank to achieve by June 30, 2011, and thereafter maintain, a Tier 1 Capital Ratio equal to or greater than eight percent (8%) and a Total Risk-Based Capital Ratio equal to or greater than thirteen percent (13%) (the “Bank Capital Plan”);

within sixty (60) days, submit for review and non-objection a written plan for First Community to achieve by June 30, 2011, and thereafter maintain, the capital requirements imposed by the OTS on First Community Bank;

within sixty (60) days, submit for review and non-objection a written business plan for First Community Bank for 2011 and 2012 that addresses all corrective actions in the 2010 OTS examination relating to First Community Bank’s business operations, including First Community Bank’s plans to improve its core earnings and achieve profitability on a consistent basis throughout the term of the Business Plan (the “Bank Business Plan”);

within sixty (60) days, submit for review and non-objection a written business plan for First Community for 2011 and 2012 that addresses, among other things, the capital needs and requirements of First Community Bank, the capital necessary to support operations and debt service at First Community, and plans to improve First Community’s core earnings, reduce expenses, and achieve profitability on a consistent basis throughout the term of the Business Plan;

within sixty (60) days, revise First Community Bank’s policies, procedures and methodology relating to the timely establishment and maintenance of an adequate allowance for loan and lease losses (ALLL) level (ALLL Policy) to address all corrective actions set forth in the 2010 OTS Examination relating to ALLL;

within sixty (60) days, submit an updated comprehensive written plan with specific strategies, targets and timeframes to reduce First Community Bank’s level of problem assets;

within sixty (60) days, develop, implement and adhere to a formal written Risk Management Function and Plan for First Community Bank that addresses all corrective actions discussed in the 2010 OTS Examination related to risk management at First Community Bank;

within sixty (60) days, develop, implement and adhere to a formal written Enterprise Risk Management Function and Plan for First Community that addresses all corrective actions discussed in the 2010 OTS Examination related to enterprise risk management;

within sixty (60) days, revise First Community Bank’s liquidity and funds management policies and procedures to address all corrective actions set forth in the 2010 OTS Examination relating to liquidity and funds management;

prepare and provide to the OTS various reports, including progress reports; and

ensure First Community Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the Orders.

Under the terms of the OTS Orders, First Community Bank and First Community may not:

increase First Community Bank’s total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of non-objection by the OTS;

incur, issue, renew, or rollover any debt, increase any current lines of credit, or otherwise incur any additional debt without receiving the prior written non-objection of the OTS;

originate or purchase any new nonresidential real estate loans until the OTS approves First Community Bank Capital Plan notifies First Community Bank that it does not object to First Community Bank Business Plan;

appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without prior notice to the OTS;

enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers without prior notice to the OTS;

pay dividends or make any capital distributions without the prior approval of the OTS;

make any golden parachute payments or prohibited indemnification payments unless they comply with applicable regulations; or

make any incentive compensation payments to any senior executive officers who are directors of First Community Bank without prior approval of the OTS.

The OTS orders will remain in effect until modified or terminated by the OTS.

All customer deposits remain fully insured to the fullest extent permitted by the FDIC. The Bank expects to continue to serve its customers in all areas including making loans (other than nonresidential real estate loans), establishing lines of credit, accepting deposits and processing banking transactions. Neither First Community nor First Community Bank admitted any wrongdoing in entering into the respective Stipulation and Consent to the Issuance of a Cease and Desist Order. The OTS did not impose or recommend any monetary penalties.

Operating Strategy

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

Our strategy through 2008 was to increase the size of our franchise through rapid growth and by aggressively pursuing business development opportunities. As discussed above, we are currently subject to OTS Orders which do not allow First Community Bank to increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of non-objection by the OTS.

In the current economic and regulatory environment, First Community Bank’s management is employing several strategies that are designed to reduce the Bank’s assets and liabilities. First Community Bank is letting existing brokered deposits roll-off at maturity and has significantly reduced pricing on higher cost deposits. First Community Bank has for some time employed a strategy that increases low cost relationship driven core deposits, which is significantly improving deposit mix and will help the earnings potential going forward. On the asset side, the Bank is exploring a number of strategies to reduce classified assets through loan sales and aggressively marketing ORE properties. This strategy and other strategies are being employed to improve the over-all risk weighting of the loan and security portfolios.

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

Loan Activities. We rely on deposits, borrowings and other sources of funds to originate loans. We offer a full range of short- and medium-term commercial, consumer and real estate loans. We generally seek diversification within the loan portfolio by allocating total dollar amounts of loans to not exceed the percentage of the total loan portfolio as follows: 50% to real estate loans; 35% to consumer loans; and 20% to commercial and industrial loans. Our loan approval process provides for various levels of officer lending authority. When a loan amount exceeds officer lending authority levels, it is reviewed by the loan committee of our Board of Directors, which has ultimate lending authority. The loan committee meets as needed.

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

Construction and Development Loans. In the current environment, First Community Bank is not making construction and development loans. As of December 31, 2010, our construction real estate portfolio consisted of 54% residential and 46% commercial for a total of $2,658,000 in construction loans.

Residential Real Estate Loans. Adjustable or fixed-interest rate residential real estate loans are made to qualified individuals for the purchase of existing single-family residences in our principal markets. We make these loans in accordance with our appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. We believe that these loan-to-value ratios are sufficient to compensate us for normal fluctuations in real estate market values and minimize losses that could result from a downturn in the residential real estate market. Our residential real estate loans are primarily in Florida.

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

Information About Our Primary Markets

Pinellas, Hillsborough, Pasco and Charlotte Counties are considered to be our primary market areas. Pinellas County, located on Florida’s Gulf Coast, is a peninsula bordered by the Gulf of Mexico on the west and by Tampa Bay on the east. Pinellas County estimated its population in 2010 at 926,217. Two of the top five beaches in the United States are located along the 588 miles of Pinellas County coastline, according to America’s Best Beaches’ List. St. Petersburg is nicknamed the “Sunshine City,” and averages 361 sunny days every year, and is located in southeast Pinellas County. St. Petersburg is also home to the MLB Tampa Bay Rays. Top key business segments in Pinellas County are services industries, light manufacturing and financial services. Pinellas County has received the “Successful Community Award” for creating a special metropolitan region by improving housing, expanding recreational opportunities and protecting the environment.

Hillsborough County is located midway along the west coast of Florida and is contiguous with Pinellas County. As of 2010, Hillsborough County estimated its population at 1,200,754. The City of Tampa is the largest city in Hillsborough County and is the third most populous city in Florida. It is approximately 20 miles northeast of St. Petersburg. Hillsborough’s key business segments include tourism, agriculture, construction, finance, health care, government, technology, and the port of Tampa, which is the seventh largest in the U.S. Tampa, is home to both the NFL Tampa Bay Buccaneers and the NHL Tampa Bay Lightning.

Pasco County, located on the Gulf of Mexico in the Tampa Bay area, is part of a nine-county region referred to as the “Nature Coast.” Pasco County estimated its population to be approximately 440,616 in 2010. Located in the rolling hills of eastern Pasco County, Dade City is the county seat. Pasco County’s economy has historically been tied to agriculture; however, over time it has shifted more to service, government and retail. Pasco County has a total of 745 square miles with more than 100 square miles of managed recreational facilities, including parks, four artificial reefs (one made up of surplus military tanks), more than 25 golf courses, and three State-designated canoe trails.

Charlotte County is located between Lee County (Fort Myers) and Sarasota County in Southwest Florida on the Gulf of Mexico. Charlotte County estimated its population in 2010 at 166,023. Port Charlotte, the county’s geographical center, is approximately 100 miles south of St. Petersburg. Charlotte County features over 70 parks and recreational areas, including Charlotte Harbor, which is the 17th largest estuary in the Nation and the 2nd largest estuary in the State encompassing 270 square miles. The top two business segments of the County are service industries and construction. Charlotte County has been designated one of the top ten sailing destinations by SAIL magazine, and ranked 3rd “Best in America” place to live and golf by Golf Digest.

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

Personnel

At December 31, 2010, First Community had three officers and no other employees and First Community Bank had 90 full-time employees and 2 part-time persons. First Community Lender Services, Inc. has no employees of its own and operates using employees of First Community Bank.

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

Support of Subsidiary Depository Institutions. The OTS does not impose consolidated or unconsolidated regulatory capital requirements on thrift holding companies. However, OTS-regulated holding companies are expected to have sufficient levels of capital to support their respective risk profiles. Pursuant to the Orders entered into with the OTS on February 24, 2011, within sixty (60) days the Company must adopt a detailed capital plan with specific strategies for addressing the capital needs of it and First Community Bank.

Payment of Dividends. There are statutory and regulatory limitations on the payment of dividends by First Community Bank as prescribed by the Office of Thrift Supervision’s capital distribution regulation. Under the regulation, First Community Bank may make a capital distribution without the approval of the Office of Thrift Supervision, provided the Office of Thrift Supervision is notified 30 days before declaration of the capital distribution. First Community Bank must also meet the following requirements:

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

Further, as described above, under the OTS Orders First Community cannot accept or request First Community Bank to pay any dividends or make other capital distributions or declare or pay any dividends or other capital distributions without prior written approval of the OTS, with the exception of paying dividends on the Series A Preferred Stock.

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

On September 30, 2010, First Community Bank became adequately capitalized as an additional $6.7 million was added to the provision for loan losses due to the augmented level of nonperforming loans. At December 31, 2010, First Community Bank’s tangible capital, core capital, and risk-based capital ratios were 5.81%, 8.37%, and 9.65%, respectively. See Note 15 to the consolidated financial statements for additional information regarding regulatory capital levels and percentages.

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

First Community Bank currently meets the requirements for classification as “adequately capitalized.” Pursuant to the Orders entered into with the OTS on February 24, 2011, First Community Bank within sixty (60) days, must submit a written plan for First Community Bank to achieve by June 20, 2011, and thereafter maintain, a Tier 1 Capital Ratio equal to or greater than eight percent (8%) and a Total Risk-Based Capital Ratio equal to or greater than thirteen percent (13%). See Note 15 to the consolidated financial statements for additional information regarding regulatory capital levels and percentages.

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

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980’s to resolve the thrift bailout. During the year ended December 31, 2010, the quarterly assessments averaged approximately .000026% of assessable deposits, and First Community Bank paid approximately $46,000 in assessments.

Qualified Thrift Lender Test (“QTL”). The HOLA requires savings institutions to meet a QTL test. The QTL test, as amended by the FDICIA, requires a savings institution to maintain at least 65% of its “portfolio assets” (as defined by regulation) in qualified thrift investments, primarily residential mortgages and related investments on a monthly basis in nine out of every 12 months. The definition of portfolio assets has recently been amended to include the small business loans upon which we focus. As of December 31, 2010, we exceeded the QTL test, maintaining approximately 90% of our portfolio assets in qualified thrift investments.

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

The FHLBs are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to members. For the year ended December 31, 2010, dividends paid by the FHLB-Atlanta to First Community Bank amounted to approximately $9,000, at a yield of 0.36% on our investment. Should dividends be reduced, or interest on FHLB advances increased, our consolidated net interest income might also be reduced. Furthermore, there can be no assurance that the value of the FHLB-Atlanta stock we hold will not decrease as a result of any new legislation.

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

As a condition to the closing of the CPP transaction, each of Kenneth P. Cherven, our Chief Executive Officer, Stan B. McClelland, our former Chief Financial Officer, Scott C. Boyle, our Regional President – Pinellas County, Michael J. Bullerdick, our former Regional President – Charlotte County, and Clifton E. Tufts, our Executive Vice President: (a) executed a waiver voluntarily waiving any claim against the Treasury or First Community for any changes to such officer’s compensation or benefits that are required to comply with the regulations issued by the Treasury under the CPP and acknowledging that the regulation may require modification of the compensation arrangements and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any securities of First Community acquired through the CPP; and (b) entered into a Capital Purchase Program Compliance Agreement with First Community so amending such compensation arrangements and agreements.

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

Risks Related to the Conduct of Our Business

We are required to maintain capital to meet regulatory requirements and current level of losses may require us to raise additional capital in the future. If we fail to maintain sufficient capital, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We are required by the OTS and the FDIC to maintain adequate levels of capital to support our operations. Both the OTS and the FDIC have promulgated regulations setting forth capital requirements applicable to depository institutions. In addition, we are required by the OTS Orders to adopt a detailed capital plan with specific written strategies to preserve and enhance the capital level of First Community Bank.

The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets); a 4% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets); and an 8% risk-based capital standard as defined below.

Under the terms of the OTS Order, by June 30, 2011, First Community Bank shall have and maintain a Tier 1 (core) Capital Ratio equal to or greater than eight percent (8%) and a Total Risk-Based Capital Ratio equal to or greater than thirteen percent (13%). If First Community Bank fails to meet these capital requirements, it would be required to file a Contingency Plan with the OTS to either merge with, or be acquired by, another federally insured depository institution or holding company or voluntarily dissolve by filing an appropriate application with the OTS. There can be no assurance that we will be able to meet these capital requirements.

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

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to the economic conditions of the markets in which we operate in Florida. These local economies are heavily influenced by real estate, tourism and other service-based industries. Factors that could affect these local economies include declines in tourism, higher energy costs, higher unemployment rates, reduced consumer or corporate spending, natural disasters or adverse weather conditions, and the recent significant deterioration in general economic conditions. The current economic recession has been exacerbated by the devaluations of commercial and residential real estate in our markets. Unemployment has also been significant, with an unemployment rate in excess of 12% for all of Florida, and 11.7%, 11.6%, 13% and 12 % in Pinellas, Hillsborough, Pasco and Charlotte counties, respectively, as of December 31, 2010. A sustained economic downturn could further adversely affect the quality of our assets, credit quality, and the demand for our products and services, which could lead to lower revenue and lower earnings.

The Florida economy continued to weaken during 2010. We believe population growth has stabilized for the State of Florida, but remains at a lower rate than in recent years. Visitor arrivals remained lower than in previous years and unemployment levels continued to increase compared to 2009 with similar trends expected throughout 2011. These trends have contributed to an increase in our non-performing loans and reduced asset quality. We continually monitor changes in the economy, including levels of visitor arrivals and spending, changes in housing prices, and unemployment rates. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolios, the potential losses associated with the nonperforming loans and the net realizable value of real estate owned.

We have incurred net losses for 2009 and 2010 and cannot make any assurances that we will not incur further losses.

We incurred net losses of $19.0 million and $4.9 million for the years ended December 31, 2010 and 2009, respectively. We cannot provide any assurances that we will not incur future losses, especially in light of economic conditions that continue to adversely affect our borrowers and us.

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

As of December 31, 2010, our residential real estate secured loans; including lines of credit secured by real estate and commercial real estate secured loans comprised 41% and 38% of our loan portfolio, respectively. Continuation of the downturn could further depress our earnings and our financial condition because:

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

Liquidity is essential to our business. Asset liquidity is provided by cash and assets which are readily marketable can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. To date, we have relied on deposits, proceeds from sales of loans and securities, repurchase agreements and borrowings from the Federal Home Loan Bank as our major sources of funding. Brokered deposits constituted 9% of our total deposits as of December 31, 2010. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit, including federal funds purchased from correspondent banks and from the Federal Home Loan Bank.

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

Since late 2007 through 2010, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many larger correspondent lenders have significantly curtailed their lending to regional and community banks due to the increased levels of losses that they have suffered on such loans. In addition, many of the larger correspondent lenders have reduced or even eliminated Federal Funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. On February 12, 2010, we concluded a public stock offering which brought in approximately $10.4 million in new capital. However, there is no guarantee that we or First Community Bank will be able to raise additional capital to meet our liquidity needs. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate funding is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

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

We maintain an Allowance for Loan Losses to provide for anticipated losses inherent in our loan portfolio. The ALLL reflects management’s estimates and judgments of probable losses in the loan portfolio at the relevant balance sheet date. We evaluate the collectability of our loan portfolio and provide an ALLL that we believe is adequate based upon various factors including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and other loan concentrations, including commercial real estate concentrations. As a result of these considerations, we have from time to time increased our ALLL. For the quarter ended December 31, 2010, we recorded a provision for loan losses of $450,000, compared to $4.4 million for the fourth quarter of 2009.

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

At December 31, 2010, our non-performing loans were $34.5 million, or 10.01% of our loan portfolio, and our non-performing assets (which include foreclosed real estate) were $46 million, or 9.74% of total assets. In addition, at December 31, 2010, we had approximately $12.0 million in accruing loans that were 30 to 89 days delinquent. Our total criticized assets, which include special mentions and classified loans were $53.0 million as of December 31, 2010.

Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. We do incur the costs of funding problem assets and other real estate owned, however. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Pursuant to the OTS Orders, First Community Bank has agreed to prepare, a detailed written plan with specific strategies and timeframes to reduce First Community Bank’s total level of criticized assets (the “Problem Asset Reduction Plan”). There can be no assurance that: (i) we will be able to reduce our criticized assets timely; (ii) we will not experience further increases in non-performing loans in the future; or (iii) we can reduce our criticized assets consistent with the Problem Asset Reduction Plan. Any of these actions may result in additional future credit losses and additional regulatory enforcement actions.

Our exposure to credit and regulatory risk is increased by our commercial real estate and commercial and industrial lending.

Commercial real estate and commercial and industrial lending have historically had higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At December 31, 2010, we had a balance of $161.6 million in commercial real estate loans (including construction and land development loans and multi-family residential loans) or 46.8% of total loans, and $17.7 million in commercial and industrial loans, or 5.1% of total loans.

At December 31, 2010, nonperforming commercial real estate (including construction and land development loans and multi-family residential loans) and commercial and industrial loans totaled $24.3 million and represented 7.04% of total loans compared to a balance of $13.2 million at December 31, 2009, which represented 3.24% of total loans.

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

At December 31, 2010, we had construction, land acquisition and development loans of $2.7 million, or approximately 0.77% of our total loan portfolio. Such loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

We are currently not permitted to originate or purchase any new nonresidential real estate loans until the OTS approves, and issues a non-objection to First Community Bank’s Capital Plan under the Orders.

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

We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a more stable source of funds than brokered deposits or other borrowings because local accounts typically reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio. As of December 31, 2010, brokered deposits accounted for approximately $33.6 million, or approximately 9%, of our total consolidated deposits.

The costs of FDIC insurance and the TLG guarantees have increased and are expected to continue to adversely affect our results of operations.

FDIC insurance expense has increased, from $896,000 in 2009 to $1,079,000 for the year ending December 31, 2010. We expect to pay significantly higher FDIC premiums in the future, especially until our regulatory capital and risk profile improve. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced its ratio of reserves to insured deposits.

The FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC also implemented a special assessment on all depository institutions. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for the noninterest-bearing transaction deposit accounts guarantee program but have opted out from the debt guarantee program. Banks that participate in the TLG’s noninterest-bearing transaction deposit account guarantee pay the FDIC a fee for such guarantee. These actions have significantly increased our noninterest expense in 2010 and are expected to increase our costs for the foreseeable future.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and NASDAQ. In particular, we are required to include management reports on internal controls as part of our Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. In addition, pursuant to the OTS Orders, we are required to prepare and submit various reports to our regulators. Compliance with various regulatory reporting obligations requires significant commitments of time from management and our directors, which reduces the time available for the performance of their other responsibilities. Our failure to track and comply with various applicable rules and reporting obligations may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, lead to additional regulatory enforcement actions, and could adversely affect the value of our securities.

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

The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. In addition, First Community’s OTS Orders required us to prepare a written plan detailing our obligations associated with our participation in TARP Capital Purchase Program and we are required to show how we will comply with reporting obligations under the TARP, including an assessment of a potential exit plan from TARP. We are also required to demonstrate that sufficient funds are maintained to service the dividend obligations of the Series A Preferred Stock.

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

Our earnings per share could also be diluted by the shares of common stock issuable upon exercise of the Warrant currently held by the Treasury and by the conversion of the Series B Preferred Stock. As of December 31, 2010, the shares issuable upon exercise of the Warrant represented approximately 4.2% of our outstanding common stock.

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

Our strategy through 2008 was to increase the size of our franchise through rapid growth and by aggressively pursuing business development opportunities. We are currently subject to OTS Orders which do not allow First Community Bank to increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of non-objection by the OTS.

In the current economic and regulatory environment, First Community Bank’s management is employing several strategies that are designed to reduce the Bank’s assets and liabilities. First Community Bank is letting existing brokered deposits roll-off at maturity and has significantly reduced pricing on higher cost deposits. First Community Bank has for some time employed a strategy that increases low cost relationship driven core deposits, which is significantly improving deposit mix and will help the earnings potential going forward. On the asset side, the Bank is exploring a number of strategies to reduce classified assets through loan sales and aggressively marketing ORE properties. This strategy and other strategies are being employed to improve the over-all risk weighting of the loan and security portfolios.

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

Other Risks

Control by Principal Shareholder

As of March 15, 2011, Robert M. Menke, our Chairman of the Board, beneficially owned approximately 44.4% of our outstanding shares of common stock, and held convertible preferred stock that could be converted into additional shares of common stock that would give him beneficial ownership of approximately 58.9% of our common stock. As a result, Mr. Menke will be able to either control, or exert substantial influence over, the election of our directors and any other matter submitted for shareholder approval.

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

On September 4, 2003, our stock began trading on the NASDAQ SmallCap Market (currently the NASDAQ Capital Market) under the symbol “FCFL.” As of March 1, 2011, there were 171 registered holders of common stock of First Community and approximately 523 beneficial holders. On March 15, 2005, we paid a stock dividend in common stock equal to 5% of the outstanding shares to shareholders of record as of the close of business on March 1, 2005. On January 20, 2006, a three-for-two stock split was issued to shareholders of record as of the close of business on January 10, 2006. On February 28, 2007 we paid a common stock dividend equal to 5% of our common shares outstanding to record holders as of the close of business on February 12, 2007. We did not repurchase any of our equity securities during the fourth quarter of 2009.

On March 1, 2011, the closing sales price of our common stock was $0.33 compared to $1.22 at December 31, 2010.

	Calendar Years
	2010		2009
	Low	High	Low	High
	(Per Share)		(Per Share)
First Quarter*	$2.12	$4.99	$3.00	$7.50
Second Quarter*	1.85	3.25	3.70	6.96
Third Quarter*	1.10	2.39	3.30	4.29
Fourth Quarter*	1.13	3.00	1.75	4.02

*	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007 and three-for-stock split issued on January 20, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	172,157	$8.31	154,295
Equity compensation plans not approved by security holders

Total	172,157	$8.31	154,295

(1)	Reflects the 5% stock dividends paid on March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.
(2)	Excludes securities reflected in first column.

Stock Performance Graph

The following graph compares the cumulative stockholder’s return on First Community’s common stock with: (i) SNL Financial LLC’s index for southeastern banks and bank holding companies; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from December 31, 2005 to December 31, 2010, inclusive.

First Community Bank Corporation of America

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Community Bank Corporation of America	100.00	105.59	64.56	27.88	14.12	7.16
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
SNL Southeast Bank	100.00	117.26	88.33	35.76	35.90	34.86

Item 6.	Selected Financial Data.

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

	At or for the year ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Total assets	$470,687	$547,918	$501,645
Cash and cash equivalents	48,315	50,697	32,458
Securities available for sale	45,761	50,850	25,227
Securities held to maturity	—	7,583	8,296
Loans, net	332,779	399,265	403,855
Deposit accounts	374,654	458,517	402,871
Stockholders’ equity	28,758	45,501	44,474
Selected Operating Data:
Total interest income	$22,120	$25,727	$27,153
Total interest expense	7,940	11,384	12,633
Net interest income	14,180	14,343	14,520
Provision for loan losses	16,599	11,125	9,237
Net interest (loss) income after provision for loan losses	(2,419)	3,218	5,283
Non-interest income	2,343	2,076	1,898
Non-interest expenses	13,724	13,418	13,211
Net (loss) earnings	(19,028)	(4,910)	(3,635)
Per Share Data( (1):
Basic earnings per share	$(3.65)	$(1.31)	$(.88)
Diluted earnings per share	$(3.65)	$(1.31)	(.88)
Book value per share	$1.88	$6.10	8.61
Performance Ratios:
Return on average assets (R.O.A.)	(3.62)%	(.90)%	(.78)%
Return on average equity (R.O.E.)	(92.20)%	(14.70)%	(9.74)%
Dividend payout ratio	—	—	—
Equity to Assets	6.11%	8.30%	8.87%
Interest-rate spread during the period	2.81%	2.62%	3.15%
Net interest margin	2.94%	2.85%	3.42%
Non-interest expense to average assets	2.65%	2.46%	2.83%
Other Ratios and Data:
Average equity to average assets	7.43%	8.08%	8.03%
Allowance for loan losses to total loans	3.40%	1.92%	2.00%
Net charge-offs to average loans	3.36%	2.75%	1.39%
Non-performing loans to total loans	10.01%	6.66%	3.19%
Allowance for loan losses to non-performing loans	33.98%	28.89%	62.51%
Non-performing loans and foreclosed real estate as a percentage of total assets	9.74%	5.47%	2.93%
Total number of full-service banking offices	11	11	10

(1)	All per share amounts have been adjusted to reflect the 5% stock dividends paid March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows and available legal options. Included in the review of individual loans are those that are impaired as provided in ASC 310. Any specific reserves for impaired loans are measured based on the fair value of the underlying collateral. The collectability of both principal and interest is evaluated when assessing the need for a specific reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Loans

A majority of First Community Bank’s loan activity is with borrowers located in our four markets, St. Petersburg/Clearwater, Tampa, Dade City/Zephyrhills, and Port Charlotte/Punta Gorda. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate markets in those counties. The customer base is comprised of individuals, professionals and small to middle market sized companies. Loans are underwritten primarily on the borrower’s ability to repay the loan through personal cash flow, cash flow generated from the business, income producing real estate or the specific sale of an asset. Collateral and the amount to be obtained are determined through an analysis of the specific transaction and the source of repayment and related risk assessment. Collateral types are accounts receivable, inventory, equipment, and commercial and residential real estate. The real estate utilized in commercial transactions is predominantly owner occupied industrial or income producing properties such as apartments, office, warehouse and some retail. The Bank’s exposure in commercial real estate is over 58% owner occupied and the source of repayment is cash flow from the borrowers’ operations. The remaining 41% of commercial real estate is income producing properties dependent on tenants. The Bank’s residential mortgage loans are comprised of 1-4 family homes and condominiums, 77% of which are primary residences and 23% are for investment.

We believe that general economic conditions in our primary service areas, including the real estate market, continues to be weak due to the decrease in demand for real estate property and personal services. Accordingly, we have experienced decreased demand for consumer and commercial loans in 2010 as net loans decreased $66.5 million, or (16.65) %, to $332.8 million at December 31, 2010. Commercial loan activity is focused on seasonal working capital loans and commercial real estate term loans. At December 31, 2010, 2009, and 2008, our non accrual loans had balances of $34,478,000, $27,104,000, and $13,165,000, respectively.

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

We have correspondent relationships with several banks, whereby we can engage in the sale and purchase of loan participations. Participations purchased, if any, are entered into using the same underwriting criteria that would be applied if we had originated the loan. This includes credit and collateral analysis and maintenance of a complete credit file on each purchased participation loan that is consistent with the credit files that we maintain on our customers.

The following table presents various categories of loans contained in our loan portfolio and the total amount of all loans at December 31 for the years indicated:

	December 31,
Type of Loan	Amount 2010	Percent of Loans in Each Category to Total Loans 2010	Amount 2009	Percent of Loans in Each Category to Total Loans 2009	Amount 2008	Percent of Loans in Each Category to Total Loans 2008	Amount 2007	Percent of Loans in Each Category to Total Loans 2007	Amount 2006	Percent of Loans in Each Category to Total Loans 2006
	(Dollars in thousands)
Residential mortgage loans	$93,946	27.2%	$113,554	27.8%	$121,427	29.4%	$128,426	33.1%	$114,311	32.6%
Commercial real estate loans	161,580	46.8	198,799	48.6	197,716	47.8	180,304	46.5	162,973	46.5
Commercial loans	17,706	5.1	19,936	4.9	22,829	5.5	22,343	5.8	21,572	6.1
Installment loans	71,846	20.9	75,852	18.7	71,202	17.3	56,496	14.6	51,784	14.8

Subtotal	345,078	100.0%	408,141	100.0%	413,174	100.0%	387,569	100.0%	$350,640	100.0%

Deduct:
Allowance for loan losses	(11,717)		(7,830)		(8,230)		(4,479)		(3,499)
Net deferred loan fees	(582)		(1,046)		(1,089)		(539)		(353)

Net loans	$332,779		$399,265		$403,855		$382,551		$346,788

The following is an analysis of maturities of our loans as of December 31, 2010 (in thousands):

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
Residential mortgage loans	7,679	14,345	71,922	93,946
Commercial real estate loans	38,517	74,244	48,819	161,580
Commercial loans	8,661	8,551	494	17,706
Installment loans	13,598	16,277	41,971	71,846

Total	$68,455	$113,417	$163,206	$345,078

All loans are recorded according to original terms and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2010 the amount of loans due after one year with fixed interest rates totaled approximately $111.8 million, while the amount of loans due after one year with floating interest rates totaled approximately $165.1 million.

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

The following summarizes the 30+ days delinquency by loan category for the dates indicated:

	December 31
	2010		2009
Residential mortgage loans	$13,118	3.79%	$12,138	2.97%
Commercial real estate loans	16,351	4.73	17,158	4.20
Land and lot loans	8,438	2.44	7,989	1.96
Commercial loans	2,466	0.71	740	0.18
Installment loans	659	0.19	555	0.14

Total	$41,032		$38,580

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

At December 31, 2010, 2009, 2008, 2007, and 2006, non-accrual loans were as follows (dollars in thousands):

	At December 31,
	2010	2009	2008	2007	2006
Residential mortgage loans	$9,919	$8,863	$3,216	$1,042	$—
Commercial real estate loans	21,861	17,509	9,736	1,289	150
Commercial loans	2,479	623	74	—	—
Installment loans	219	109	139	33	—

Total non-accrual loans	$34,478	$27,104	$13,165	$2,364	$150

The Bank’s non-accrual loans and foreclosed real estate (“REO”) is comprised of the following:

	December 31, 2010				December 31, 2009
	Non-accrual		REO		Non-accrual		REO
	$	#	$	#	$	#	$	#
Residential mortgage loans	9,919	44	3,793	24	8,863	35	1,434	8
Commercial real estate loans	15,218	29	5,140	13	12,610	18	447	2
Land and lot loans	6,643	26	2,282	23	4,899	29	931	11
Commercial loans	2,479	9	—	—	623	5	—	—
Installment loans	219	4	170	4	109	3	80	2

Total	$34,478	112	$11,385	64	$27,104	90	$2,892	23

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

	December 31, 2010
	Nonimpaired Loans	Impaired Loans	Total
Allowance for loan losses:
Beginning balance	$7,283	547	7,830
Provision	8,055	8,544	16,599
Charge-offs	(7,996)	(4,983)	(12,979)
Recoveries	267	0	267

Ending balance	$7,609	4,108	11,717

Loss allowance	$7,609	4,108	11,717
Partial charge-offs of loans currently in portfolio	0	7,004	7,004

Total	$7,609	11,112	18,721

Total loans	$292,110	$52,968	345,078

Allowance loss and charge-offs as a percentage of total loans	2.60%	20.98%	5.43%

Impaired loans with partial charge-offs:
Fair value of collateral		$35,465
Estimated selling costs		(4,755)

Fair value less selling costs		$30,710

Gross impaired loans prior to charge-offs		$41,822
Partial charge-offs of impaired loans		(7,004)

Loss Allowance		(4,108)
Book value of impaired loans with partial charge-offs		$30,710

Fair value less selling costs in excess of book value		$—

Impaired loans without partial charge-offs:
Fair value of collateral		$32,010
Estimated selling costs		(3,201)

Fair value less selling costs		$28,809

Impaired loans		$18,149
Loss allowance		—

Book value of impaired loans		$18,149

Fair value less selling costs in excess of book value		$10,660

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

At December 31, 2010, our loans that would be defined as troubled debt restructuring had a balance of $19,625,000. For the prior years ending December 31, 2009, 2008, 2007, and 2006, there was a balance of $19,972,000, $15,850,000, $0, and $0, respectively. At December 31, 2010, 2009, 2008, 2007, and 2006, there were no loans which were past due ninety days or more and still accruing.

An analysis of our allowance for loan losses and loan loss experience (charge-offs and recoveries) is furnished in the following table (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$7,830	$8,230	$4,479	$3,499	$3,416

Charge-offs:
Consumer	(290)	(188)	(320)	(85)	(19)
Commercial	(146)	(152)	(515)	(96)	(134)
Residential	(12,543)	(11,277)	(4,734)	(7)	—
Recoveries:
Consumer	78	33	16	3	6
Commercial	—	23	—	—	—
Residential	189	36	67	—	—

Net charge-offs	(12,712)	(11,525)	(5,486)	(185)	(147)
Provision for losses charged to operations	16,599	11,125	9,237	1,165	230

Balance at end of period	$11,717	$7,830	$8,230	$4,479	$3,499

Asset Quality Ratios
Net charge-offs to average loans	3.36%	2.75%	1.39%	.03%	.05%
Allowance for loan losses to total loans	3.40%	1.92%	2.00%	1.16%	1.00%
Allowance for loan losses to non performing loans	33.98%	28.89%	62.51%	1.89%	23.38%
Non performing loans to total loans	10.01%	6.66%	3.19%	.61%	.04%
Non performing loans to total assets	7.33%	4.95%	2.62%	.54%	.04%

At December 31, 2010, 2009, 2008, 2007, and 2006, the allowance for possible credit losses was allocated as follows (dollars in thousands):

	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Residential mortgage loans	$4,166	27.2%	$1,991	27.8%	$2,812	29.4%	$901	33.1%	$317	32.6%
Commercial real estate loans	5,939	46.8	4,208	48.6	3,392	47.8	2,094	46.5	$1,400	46.5
Commercial loans	211	5.1	249	4.9	416	5.5	244	5.8	945	6.1
Installment loans	1,401	20.9	1,382	18.7	1,610	17.3	1,240	14.6	837	14.8

Total	$11,717	100.0%	$7,830	100.0%	$8,230	100.0%	$4,479	100.0%	$3,499	100.0%

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

In light of these real estate trends First Community Bank has experienced an increase in its problem assets specifically in vacant residential lots and single family residential which has comprised 72% of charge-off activity. Commercial real estate related charge-offs to date are 23% of total charge-offs. The remaining charge-offs have been consumer loans.

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

The Bank has no major concentration in acquisition and development or builder lines. The Bank currently has one acquisition and development loan with seventeen lots totaling $0.5 million, and two primary builder relationships totaling $1.6 million. The builders are located in the St. Petersburg/Clearwater area and the inventory is thirty-two speculative lots and three speculative townhomes, and the source of repayment is sale of the assets. The Bank’s raw land (commercial and residential) and developed commercial land loans totals $18.8 million to fifty-two borrowers, a majority of which was underwritten based on the cash flow of the borrower or guarantors supporting the loan. The Bank has $9.8 million of loans on developed residential lots to 74 borrowers, mostly underwritten with the borrower’s personal cash flow as the primary source of repayment. Within this number are several small builders who maintain minimal lot inventory. The Bank has minimal exposure in speculative single family homes, as most loans are underwritten based on the borrower’s ability repay the loan from cash flow in the event it must be refinanced on a permanent basis.

The Bank also has over $26 million in manufactured housing loans in numerous parks throughout the four market areas, including rental parks, cooperative owned parks and subdivision parks. The Bank perfects its interest in the title and the cooperative share or real estate, as applicable.

Investment Securities. We primarily invest in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities or mortgage backed obligations. The following table presents, at December 31, 2010, 2009 and 2008 the carrying value of our investments:

	December 31,
Investment Category	2010	2009	2008
	(dollars in thousands)
Available for sale:
U.S. Government agency securities	$7,457	17,212	2,546
Mortgage-backed securities	38,304	26,936	22,681
Municipal securities	—	6,702	—

Total	$45,761	$50,850	$25,227

Held to maturity:
U.S. Government agency securities	$—	$—	$500
Mortgage-backed securities	—	568	779
Municipal securities	—	7,015	7,017

Total	$—	$7,583	$8,296

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Available for Sale:

U.S. Government agency and municipal securities	$—	0%	$—	0%	—	0%	7,457	3.33%	7,457	3.33%

Total	$—	0%	$—	0%	$—	0%	$7,457	3.33%

Mortgage-backed securities									38,304	4.17%

Total									$45,761	4.03%

Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while attempting to maximize profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit including federal funds purchased from correspondent banks and from the FHLB.

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

On February 12, 2010, we concluded a public stock offering which brought in approximately $10.4 million in new capital. For the year ended December 31, 2010, we incurred net losses of $19.0 million, Our recent internal analysis of capital indicated potential additional provision for loan and lease losses of $7 million for 2011. Under the terms of the OTS Order, by June 30, 2011, First Community Bank shall have and maintain a Tier 1 (core) Capital Ratio equal to or greater than eight percent (8%) and a Total Risk-Based Capital Ratio equal to or greater than thirteen percent (13%). Based on our reviews and judgments, we believe that we will need a minimum of approximately $20 million of additional capital to meet our new capital requirements.

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

Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $375, $459, and $403 million at December 31, 2010, 2009, and 2008, respectively. Most of the $84 million decrease in deposits since December 31, 2009, was attributable to the roll off of brokered CDs. The funding requirements for loans have decreased in 2010, from 2009 levels. Net loans have decreased $66.5 million during the period from December 31, 2009, to December 31, 2010. Management anticipates that a stable base of deposits will be our primary source of funding to meet both our short-term and long-term liquidity needs in the future.

The following table presents, for the years ended December 31 2010, 2009, and 2008 the average amount of, and average rate paid on, each of the following deposit categories (dollars in thousands):

	Average Amount			Average Rate Paid
Deposit Category	2010	2009	2008	2010	2009	2008
Non interest bearing demand	$35,727	$36,512	$33,429	—%	—%	—%
Savings, NOW and money market deposits	228,250	169,190	130,833	1.11	1.66	1.87
Time deposits	173,991	247,657	205,375	2.36	2.89	4.07

Total	$437,968	$453,359	$369,637	1.65%	2.39%	3.21%

The following table indicates the amount of outstanding time certificates of deposit of $100,000 or more and their respective maturities as of December 31 (in thousands):

2010
3 months or less	$20,144
3-12 months	$21,925
1-3 years	$37,856
Over 3 years	$2,986

Total	$82,911

Borrowings. To date, we have relied on deposits, proceeds from sales of loans and securities, repurchase agreements, and borrowings from the Federal Home Loan Bank as our major sources of funding. As of December 31, 2010, we held repurchase agreements, which are used as sweep account for commercial customers, of approximately $1.8 million. We will continue to rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet our demand for loans, we have the ability to seek a portion of the needed funds through loans (advances) from the FHLB where we currently has the ability to borrow up to $66 million. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2010, 2009 and 2008, are set forth in the table below ($ in thousands):

	Interest		At December 31,
Maturing in Year Ending December 31,	Rate		2010	2009	2008
2009	3.71		—	—	1,000
2010	3.75		—	5,000	5,000
2011	5.40		—	5,000	5,000
2011	0.38		7,500	—	—
2012	4.06		—	5,000	5,000
2012	0.50		3,000	—	—
2012	0.72		7,500	—	—
2013	2.30	(3)	—	—	1,000
2013	0.98		5,000	—	—
2013	1.19		5,000	—	—
2013	0.83		3,000	—	—
2014	2.98		5,000	—	—
2014	1.20		3,000	—	—
2015	2.76	(1)	5,000	5,000	5,000
2015	2.92	(1)	5,000	5,000	5,000
2016	4.62		5,000	5,000	5,000
2017	2.92	(2)	6,000	6,000	6,000

			$60,000	$36,000	$38,000

(1)	FHLB has a call option in February 2011
(2)	FHLB has a call option in March 2011 and quarterly thereafter
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

Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Real estate operating leases	$539	$919	$925	$157	$2,540
Certificates of Deposit	68,190	50,705	5,080	—	$123,975
Federal home loan bank advances	7,500	23,500	8,000	21,000	$60,000

Total	$76,229	$75,124	$14,005	$21,157	$186,515

Further discussion of the nature of each obligation is included in “Note 5-Premises and Equipment, Net”, “Note 6-Deposits”, and “Note 7-Federal Home Loan Bank Advances”.

Average Balance, Interest and Average Yields and Costs

The following is an analysis of the net interest earnings for the years ended December 31, 2010, 2009, and 2008, with respect to each major category of interest-earning assets and each major category of interest-bearing liabilities.

For purposes of these analyses, non-accruing loans, if any, are included in the average balances.

	For the Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
	(Dollars in thousands)
ASSETS:
Earning assets:
Loans(1)	$369,256	20,212	5.47%	$410,944	23,492	5.72%	$389,862	25,413	6.52%
Securities(2)	55,977	1,745	3.12%	53,205	2,141	4.02%	29,006	1,410	4.86%
Other interest earnings assets	56,308	163	0.29%	39,928	94	0.24%	5,692	330	5.80%

Total earning assets	481,541	22,120	4.59%	504,077	25,727	5.10%	424,560	27,153	6.40%

Non-earning assets	43,580			41,549			42,933

Total Assets	$525,121			$545,626			$467,493

LIABILITIES:
Interest-bearing liabilities:
Savings NOW and money market	$228,250	2,523	1.11%	$169,190	2,814	1.66%	$130,833	2,449	1.87%
Time Deposits	173,991	4,101	2.36%	247,657	7,156	2.89%	205,375	8,349	4.07%

Total Interest Bearing Deposits	402,241	6,624	1.65%	416,847	9,970	2.39%	336,208	10,798	3.21%
Other borrowings(3)	43,780	1,316	3.01%	41,624	1,414	3.40%	53,336	1,835	3.44%

Total interest-bearing liabilities	446,021	7,940	1.78%	458,471	11,384	2.48%	389,544	12,633	3.24%

Non interest-bearing liabilities	40,097			43,095			40,395
Stockholders’ equity	39,003			44,060			37,554

Total liabilities and equity	$525,121			$545,626			$467,493

Net interest income		$14,180			$14,343			$14,520

Interest-rate spread(4)			2.81%			2.62%			3.15%
Net interest margin(5)			2.94%			2.85%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.08			1.10			1.09

(1)	Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include non-performing loans.
(2)	Yields on securities available for sale are based on average amortized cost.
(3)	Other borrowings include Federal Home Loan Bank Advances, repurchase agreements with customers and First Community’s line of credit.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earnings assets and the weighted-average cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	Changes in rate (change in rate multiplied by prior volume);

•	Changes in volume (change in volume multiplied by prior rate); and

•	Changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2010 Compared to 2009 Increase (Decrease) Due to (dollars in thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$(1,027)	$(2,385)	$132	$(3,280)
Securities	(479)	111	(28)	(396)
Other interest-earning assets	20	39	10	69

Total (decrease) increase in interest income	$(1,486)	$(2,235)	$114	$(3,607)

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	(931)	980	(340)	(291)
Time deposits	(1,313)	(2,129)	387	(3,055)
Other borrowings	(162)	73	(9)	(98)

Total (decrease) increase in interest expense	(2,406)	(1,076)	38	(3,444)

Net change in net interest income	$920	$(1,159)	$76	$(163)

	Year Ended December 31, 2009 Compared to 2008 Increase (Decrease) Due to (dollars in thousands)
	Rate	Volume	Rate/Volume	Total
Interest Income:
Loans	$(3,119)	$1,375	$(177)	$(1,921)
Securities	(244)	1,176	(201)	731
Other interest-earning assets	(316)	1,986	(1,906)	(236)

Total (decrease) increase in interest income	$(3,679)	$4,537	$(2,284)	$(1,426)

Interest Expense:
Deposits:
Savings, NOW and money-market deposits	(275)	717	(77)	365
Time deposits	(2,423)	1,721	(491)	(1,193)
Other borrowings	(21)	(403)	3	(421)

Total (decrease) increase in interest expense	(2,719)	2,035	(565)	(1,249)

Net change in net interest income	$(960)	$2,502	$(1,719)	$(177)

Comparison of the Years Ended December 31, 2010 and 2009

General. We recorded a net loss for the year ended December 31, 2010 of $19.0 million compared to a net loss of $4.9 million for the year ended December 31, 2009. The increase in losses was due to increased credit losses.

We recorded a net loss available to common stockholders, after preferred stock dividends requirements and amortization of preferred discount, for the year ended December 31, 2010 of $19.8 million or $(3.65) per basic share and diluted share compared to a net loss of $5.5 million or $(1.31) per basic share and diluted share for the year ended December 31, 2009.

The $14.3 million increase in losses reflected a $5.5 million increase in provision for loan losses, which made the loan reserve balance $11.7 million, or 3.40% of gross loans. Net charge-offs were $12.7 million for the year ended December 31, 2010 compared to $11.5 million for the year ended December 31, 2009. An allowance was established against the deferred tax asset of $10.6 million as it became apparent that we would record our third consecutive annual loss.

Net Interest Income. Interest income decreased to $22.1 million for the year ended December 31, 2010, from $25.7 million for the year ended December 31, 2009. Interest on loans for the year ended December 31, 2010 decreased to $20.2 million from $23.5 million for the year ended December 31, 2009. The decrease in interest income on loans was attributable to a decline in the average yield earned on loans to 5.47% for the year ended December 31, 2010 from 5.72% for the year ended December 31, 2009. Interest on securities decreased to $1.7 million for the year ended December 31, 2010 from $2.1 million for the year ended December 31, 2009. The decrease in interest income on securities was due to a decrease in the average yield to 3.12% for the year ended December 31, 2010 from 4.02% for the year ended December 31, 2009.

Interest expense on interest-bearing deposit accounts decreased to $6.6 million for the year ended December 31, 2010, compared to $10.0 million for the year ended December 31, 2009. The decrease was due to a decrease in the rate paid to 1.65% for the year ended December 31, 2010, from 2.39% for the year ended December 31, 2009. Interest expense on other borrowings decreased to $1.3 million for the year ended December 31, 2010, compared to $1.4 million for the year ended December 31, 2009. The decrease in interest expenses on other borrowings was due to a decrease in the average yield to 3.01% for the year ended December 31, 2010 from 3.40% for the year ended December 31, 2009.

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

The provision for loan losses was $16,599,000 for the year ended December 31, 2010, compared to $11,125,000 for the year ended December 31, 2009. On September 30, 2010, an additional $6.7 million was added to the provision due to the augmented level of nonperforming loans as a result of deteriorating economic conditions; primarily declining home values and higher unemployment rates in the four markets that the Company serves.

The allowance for loan losses is $11.7 million for the year ended December 31, 2010. While management believes that its allowance for loan losses is adequate as of December 31, 2010, future adjustments to the allowance for loan losses may be necessary as economic conditions dictate.

Noninterest Income. Noninterest income increased to $2.4 million for the year ended December 31, 2010, from $2.0 million for the year ended December 31, 2009. The increase was primarily due to $1,005,000 in security gains recorded for the year ended December 31, 2010.

Noninterest Expenses. Total noninterest expenses for the year ended December 31, 2010 were $13.7 million compared to $13.3 million for the year ended December 31, 2009. The increase was primarily due to expenses related to impaired loans and REO.

Income Taxes (Benefit). Income taxes (expense) for the year ended December 31, 2010, were $5.2 million compared to a benefit of $(3.2) million for the year ended December 31, 2009.

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

Net Interest Income. Interest income decreased to $25.7 million during the year ended December 31, 2009, from $27.1 million in 2008. Interest on loans for the year ended December 31, 2009 decreased to $23.5 million from $25.4 million for the year ended December 31, 2008. The decrease in interest income on loans was attributable to a decline in the average yield on loans from 6.52% for the year ended December 31, 2008 to 5.72% for the year ended December 31, 2009. The declining loan yield reflected a full year impact of the lower interest rate environment and the impact of the loss of income on increasing balances of nonaccrual loans. Interest on securities increased to $2.1 million for the year ended December 31, 2009 from $1.4 million for the year ended December 31, 2008. The increase in interest income on securities was due to an increase in the average balance of securities to $53.2 million for the year ended December 31, 2009 compared to $29.0 million for the year ended December 31, 2008.

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

The provision for loan losses was $11,125,000 for the year ended December 31, 2009 compared to $9,237,000 for the year ended December 31, 2008. Economic weakness continued to stress the loan portfolio and affected the levels of nonperforming assets and charge-offs. The allowance for loan losses was $7.8 million for the year ended December 31, 2009.

Noninterest Income. Noninterest income increased to $2.0 million for the year ended December 31, 2009 from $1.9 million for the year ended December 31, 2008. The increase was primarily due to $440,000 in security gains recorded for the year ended December 31, 2009, partially offset by a $412,000 decline in income from bank owned life insurance resulting from a death benefit collected in 2008.

Noninterest Expenses. Total noninterest expenses increased to $13.3 million for the year ended December 31, 2009 from $13.2 million for the year ended December 31, 2008. First Community Bank’s FDIC assessment fees increased $0.5 million over the prior year.

Income Taxes (Benefit). Income taxes (benefit) for the year ended December 31, 2009 were (3.2) million compared to $(2.4) million for the period ended December 31, 2008.

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31, 2010 and 2009 are as follows. All per share amounts reflect the 5% stock dividends paid in March 15, 2005 and February 28, 2007, and the three-for-two stock split issued on January 20, 2006 (in thousands, except share amounts):

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$5,225	$5,276	$5,621	$5,998
Interest expense	1,644	1,884	2,068	2,344

Net interest income	3,581	3,392	3,553	3,654
Provision for loan losses	450	8,359	3,849	3,941

Net interest income (loss) after provision for loan losses	3,131	(4,967)	(296)	(287)
Noninterest income	102	870	774	597
Noninterest expense	3,910	3,105	3,327	3,382

Loss before income taxes	(677)	(7,202)	(2,849)	(3,072)
Income taxes (benefit)	—	—)	6,428	(1,200)

Net loss	$(677)	$(7,202)	$(9,277)	$(1,872)

Basic earnings per share	$(.15)	$(1.34)	$(1.72)	$(.42)
Diluted earnings per share	$(.15)	$(1.34)	$(1.72)	$(.42)

	2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$6,292	$6,400	$6,513	$6,522
Interest expense	2,619	2,840	2,937	2,988

Net interest income	3,673	3,560	3,576	3,534
Provision for loan losses	4,423	4,670	1,337	695

Net interest (loss) income after provision for loan losses	(750)	(1,110)	2,239	2,839
Noninterest income	397	757	480	378
Noninterest expense	3,576	3,458	3,230	3,154

(Loss) Earnings before income taxes	(3,929)	(3,811)	(511)	63
Income taxes (benefit)	(1,501)	(1,477)	(230)	(6)

Net (loss) earnings	$(2,428)	$(2,334)	$(281)	$69

Basic earnings per share	$(.62)	$(.59)	$(.10)	$(.02)
Diluted earnings per share	$(.62)	$(.59)	$(.10)	$(.02)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are located beginning on page 57 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Controls

We have made no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Community have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

BOARD, EXECUTIVE OFFICERS, AND COMMITTEES

Our Board of Directors is currently comprised of Brad Bishop, Kenneth P. Cherven, Kenneth Delarbre, Kenneth Faliero, James Macaluso, David K. Meehan, Robert G. Menke and Robert M. Menke. Information relating to the business experience and age of each director is set forth in the following table. We have also included the same information for non-director executive officers.

Directors of First Community

Incumbent	Age	Business Experience
Brad Bishop	68	Mr. Bishop has served as a Director of First Community and as a Director of First Community Bank since April 2005, and serves as Chairman of the Bank’s Charlotte County Region. Mr. Bishop is originally from Shelbyville, Indiana and has been a resident of Charlotte County and Southwest Florida since 1960. Mr. Bishop graduated from Florida State University. Mr. Bishop brings to our Board 26 years of experience in the banking business, including 16 years as CEO and President of the Port Charlotte Bank and Trust Company which became the SunTrust Bank of Charlotte County. He has been active in the Florida Bankers Association, Bank Administration Institute, and the American Bankers Association, as well as many local charities and civic organizations. Mr. Bishop has been with RE/Max Harbor Realty since 1995 as a Commercial Realtor, where he has remained active in both commercial and residential sales. He holds a Florida General Contractors license and is currently a partner of the new professional center called Central Park that is located in Port Charlotte. He also is a partner in the Riverside RV Resort and Campground which is located on the Peace River. Mr. Bishop’s real estate knowledge is invaluable to our Board in effectively evaluating real estate market conditions and trends.

Kenneth P. Cherven	51	Mr. Cherven is Chief Executive Officer and President, and Director of First Community and is Chief Executive Officer and Director of First Community Bank. He has been a Director of First Community and a Director of First Community Bank since July 2000. Mr. Cherven also serves as an Advisory Director of the Pinellas, Pasco, Charlotte and Hillsborough County Regions. Mr. Cherven has been our Chief Executive Officer and President since July 2000, but has been in banking in Florida since 1981. Mr. Cherven has served as Chief Executive Officer and President of two local and regional banks – first at Gulf Bank where he served from 1989 to 1993 and then at Premier Community Bank, where he served from 1994 to 1999. Mr. Cherven has a MBA degree in Business from the University of Tampa and a Bachelor’s degree in Finance from Florida Southern College. Mr. Cherven is Past Chairman of the Foundation Board of St. Petersburg College, and currently serves on the College’s Advisory Board for the Banking Program, which he was instrumental in establishing. Mr. Cherven was named 2008 Banker of the Year by the Florida Bankers Association. Mr. Cherven provides the Board with information gained from hands-on management, identifying our near-term and long-term challenges and opportunities. He was selected to serve as a Director on our Board due to his depth of banking knowledge and extensive management and leadership skills.

Incumbent	Age	Business Experience
Kenneth Delarbre	68	Mr. Delarbre has served as a Director of First Community Bank since November 2004 and as a Director of First Community since April 2005. He is a Certified Public Accountant, initially with the Florida-based firm of Morrison & Delarbre, P.A., in Tampa/Clearwater from 1971 to 1995, and since then has been with Kenneth Delarbre & Company, P.A., where he is the managing shareholder of the Clearwater, Florida office. He is a member of the American Institute of Certified Public Accountants (AICPA) and the Florida Institute of Certified Public Accountants (FICPA). Mr. Delarbre has been in banking in Florida since 1988, serving as Chairman of the Board and Chief Executive Officer of Gulf Bank from 1989 to 1993; as a Director of SouthTrust Bank, N.A. from 1993 to 1999; as an advisory Director of Florida Bank, N.A. from early 2000 to January 2003; as a Director and member of the Audit Committee of Florida Bank, N.A. from February 2003 to December 2003; and as a Director and member of the Audit Committee of Florida Bank, Inc. (the holding company) from January 2004 to July 2004 when the Florida Bank, Inc. was sold to the South Financial Group in South Carolina. Mr. Delarbre was selected to serve as a Director on our Board due to his extensive financial and banking experience. Mr. Delarbre qualifies as an “audit committee financial expert” under SEC guidelines.

Kenneth F. Faliero	70	Mr. Faliero has served as a Director of First Community and as a Director of First Community Bank since July 2007. He is also Chairman of the Bank’s Hillsborough County Region. Mr. Faliero brings to our Board over 45 years experience in the banking industry; with expertise on the credit side. He has been in banking in Florida since 1978 having served as Executive Vice President and Chief Operating Officer for Exchange Bank from 1978 to 1983, when the bank was sold to NCNB and Mr. Faliero served as Executive Vice President and Regional Executive for West Florida from 1983 to 1984. Mr. Faliero was Executive Vice President and Regional Executive for Central Florida with Florida National Bank from 1984 to 1988, and served as Executive Vice President and Chief Credit Officer for SouthTrust Bank from 1988 until his retirement in 2005.

James Macaluso	67	Mr. Macaluso has served as a Director of First Community and as a Director of First Community Bank since January, 1999. He is also a Director and Chairman of the Bank’s Pinellas County Region. Since 1991, Mr. Macaluso has been an accountant and President of Macaluso & Company, P.A., in St. Petersburg, Florida. Mr. Macaluso is a former member of the Board of Directors of Marine Bank of St. Petersburg, Florida, where he served for 12 years. At Marine Bank he also served as Chairman of the Audit Committee. Mr. Macaluso is a 1970 graduate of the University of South Florida where he was a member of the Gold Key Honor Society and a member of the Honor Society of Phi Kappa Phi. Mr. Macaluso was selected to serve as a Director on our Board due to his banking experience and extensive background in public accounting, specializing in tax.

David K. Meehan	64	Mr. Meehan is a Director and Vice Chairman of First Community and a Director and Vice Chairman of First Community Bank. He has served in these positions since June 1995. Mr. Meehan is also Chairman of the Bank’s Pasco County Region. He joined the organizers of Bankers Insurance Group, Inc. in 1976 as Corporate Secretary and was appointed its President in 1979. He is currently President of Bankers Financial Corporation, and Chairman of the Board and President of Bankers Insurance Company, First Community Insurance Company, and Bankers Life Insurance Company. In 1999, Mr. Meehan was appointed by Florida Governor Jeb Bush as Commissioner of the Florida Fish and Wildlife Conservation Commission. He was reappointed by the Governor in July 2002 to serve another 5-year term. Mr. Meehan has served on the Boards of Governors of the Florida Joint Underwriting Association, the Florida Insurance Council, the Florida Property and Casualty Joint Underwriting Association, Insurance Management Solution Group, Inc. and the Florida Residential Property and Casualty Joint Underwriting Association. Mr. Meehan is also a member of the Florida State University Alumni and Advisory Board, past Marketing Committee Chairman for the National Flood Insurance program, and past Chairman and President of the Florida Association of Domestic Insurance Companies. Mr. Meehan brings to our Board more than 35 years of management experience with valuable insights gained in developing customer relationships, ethical practices, and business processes.

Incumbent	Age	Business Experience
Robert G. Menke	49	Mr. Menke has served as a Director of First Community and as a Director of First Community Bank since April 2000. Mr. Menke is the son of Robert M. Menke, our Chairman. He is currently President and co-owner of Riscserv, LLC, an insurance outsourcing and software provider. Prior to that, from 1985 to 2002, Mr. Menke was with Bankers Financial Corporation, where he held many titles including Chief Executive Officer and President of P&C Companies. Mr. Menke has an MBA from the University of South Florida. Mr. Menke brings to our Board his management experience that equips him to contribute to the Board’s oversight of business processes and technology initiatives.

Robert M. Menke	77	Mr. Menke is Chairman of the Board of First Community and is Chairman of the Board of First Community Bank. He has served in these positions since June 1995. Mr. Menke founded Bankers Insurance Group in 1976 and has been its Chairman of the Board since inception. Mr. Menke brings to our Board his insights as a principal owner of a corporate parent to a diverse array of enterprises, with duties in financial management, sales and marketing, risk management and relationship development. Mr. Menke was honored as “Insurance Man of the Year” in 1986 by the Florida Association of Domestic Insurance Companies. Mr. Menke is also a member of the Property & Casualty Insurance Association of America. He is currently a director of Bankers Financial Corporation, Bankers Specialty Insurance Company, First Community Insurance Company, Bankers Life Insurance Company and Bankers Insurance Company.

Non-Director Executive Officers of First Community

Name	Age	Business Experience
Scott C. Boyle	56	Mr. Boyle is Regional President of Pinellas County. Mr. Boyle has served in that capacity since January 1999. Mr. Boyle has worked in banking in Florida since 1977. From June 1990 to January 1999, Mr. Boyle was with First Central Bank in St. Petersburg, Florida, as Senior Vice President-Commercial Lending. Mr. Boyle has a Bachelor’s degree in Business and Finance from the University of Florida and is a graduate of the School of Banking of the South at LSU. Mr. Boyle is past President of the Kiwanis Club of St. Petersburg, is an active member of the St. Petersburg Chamber of Commerce, volunteers as a mentor in the Pinellas County school system and Big Brothers/Big Sisters of Tampa Bay, and serves as a Director of Neighborhood Lending Partners of West Florida, Inc., a lending consortium providing low-moderate income housing units throughout Florida.

Ralph W. Cumbee	54	Mr. Cumbee is Regional President of Pasco County. He has served in that capacity since June 2006. Mr. Cumbee has worked in banking since 1987. From December 1993 to June 2006, Mr. Cumbee was with the First National Bank of Pasco as Executive Vice President and Chief Lending Officer. Mr. Cumbee has a Bachelor’s degree in Finance from the University of South Florida, and is a graduate of the Graduate School of Banking of the South at LSU. He also holds a Professional Masters of Banking from the Executive Banking Institute. Mr. Cumbee is a Board member of Workforce Housing Ventures, a non-profit focused on providing affordable housing, and serves as Vice-Chair. He is also the Scout Master of Troop 402 and is active in the Dade City Rotary Club, and Dade City Chamber of Commerce.

Ronald R. Monck	59	Mr. Monck is Regional President of Charlotte County. He joined First Community Bank in January 2008 as Senior Vice President and was appointed Regional President in January 2009. Mr. Monck has worked in banking since 1972. From 1983 to 1998, Mr. Monck served in several management positions with Barnett Bank. From 1998 to January 2008, he served as Senior Vice President/Punta Gorda Executive with Charlotte State Bank. Mr. Monck attended Lake Superior State College in Michigan, and is a graduate of the Northern Michigan University School of Banking and the American Bankers Association National Commercial Lending School. Mr. Monck is active in the Punta Gorda Chamber of Commerce and serves as Chairman of the Charlotte Community Foundation.

Name	Age	Business Experience
Clifton E. Tufts	50	Mr. Tufts is Executive Vice President and has served in that position since February 2003. From 1998 to February 2003, he served as Senior Vice President and then Executive Vice President of Premier Community Bank of Florida. Mr. Tufts also served as Head of the Association Services Division for Premier’s holding company, P.C.B. Bancorp, Inc. Mr. Tufts is a graduate of Stetson University and has a BBA degree in Accounting. He is a Certified Public Accountant in the State of Florida and is a graduate of both the Florida School of Banking and the Graduate School of Banking at LSU.

First Community Committees

First Community’s Board of Directors has five standing committees: the Audit Committee, Compensation Committee, Nominating Committee, Executive Committee, and the Corporate Governance Committee. The Board of Directors meets monthly. No director attended fewer than 75% of the Board and Committee Meetings in which he was eligible to participate in 2010. From January through October 2010, the following fees were paid for attendance; in November 2010 Board and Committee fees of First Community and First Community Bank of America (“First Community Bank”) were suspended indefinitely.

Directors received $600 per meeting, with no additional fee paid to the Chairman. Committee members are compensated $300 per Board Committee meeting attended except for the Audit Committee. Members of the Audit Committee received $600 per meeting attended, with the Chairman receiving $800 per meeting. Chief Executive Officer and President Kenneth P. Cherven did not receive any fees for his service on the Board or any Committee.

The Board of Directors of our subsidiary, First Community Bank, is divided into two committees: Asset/Liability and the Loan Committee. All members of First Community Bank’s Board of Directors serve on the Loan Committee. Members of the Asset/Liability Committee received $300 per meeting attended, and Members of the Board received $150 per Loan Committee meeting attended. No additional fees are paid to their respective Chairmen.

Board members of First Community Bank received $600 per meeting attended, with the Chairman receiving $800 per meeting. The Bank also has Regional Boards for its Pinellas County, Pasco County, Hillsborough County and Charlotte County markets. Regional Board members received $300 per meeting, with no additional fees paid to their respective Chairmen. Regional Board members for Pasco County received no fees in 2010.

The composition of and number of meetings held by each committee of First Community in 2010 is reflected in the following table:

Board Member	Audit	Nominating	Executive	Corporate Governance	Compensation

Kenneth P. Cherven			X	X

Brad Bishop	X	X		X	X

Kenneth Delarbre	Chair	X			Chair

Kenneth F. Faliero	X	X	X		X

James Macaluso	X	Chair	X		X

David K. Meehan			X	Chair

Robert G. Menke				X

Robert M. Menke			Chair

Meetings in 2010	4	1	1	1	2

The Board Committees were established in 2003, following our listing on the NASDAQ SmallCap market, now known as the NASDAQ Capital Market. The Board Committees and their responsibilities are as follows:

The Audit Committee serves as an independent and objective party to monitor First Community’s financial reporting process and internal control system. The Committee’s responsibilities, which are discussed in detail in its charter, include, among other things, the appointment, compensation, and oversight of the work of First Community’s independent auditing firm, as well as reviewing the independence, qualifications, and activities of the auditing firm. First Community’s independent auditing firm reports directly to the Committee. The Committee’s charter was included in the proxy statement for the 2010 Annual Shareholders’ Meeting as Appendix 1. The composition of the Audit Committee was examined during the year by the Board of Directors in light of the NASDAQ and Securities Exchange Commission rules requiring that all members of the Audit Committee be “independent directors”. Based upon this examination, the Board determined that all of the members of our Audit Committee qualify as “independent directors” within the meaning of these rules. Director Kenneth Delarbre, a CPA with extensive bank management and auditing experience, has the requisite financial expertise to qualify as an “audit committee financial expert” as defined by Securities Exchange Commission Rules. Accordingly, the Board has designated him as the “audit committee financial expert.”

The Nominating Committee meets as needed and is responsible for recommending the number of directors to serve for the ensuing period, recommending the number of directors to be elected by the shareholders, and for selecting nominees for consideration by the full Board to stand for election at the annual meetings of shareholders and to fill vacancies between annual meetings. The Nominating Committee’s responsibilities are outlined in its charter, which was included in the 2010 proxy statement as Appendix 2. The members are “independent” under the listing standards contained in the NASDAQ rules. First Community does not have any specific procedures or policies for considering shareholder nominations, but will consider shareholder nominations on a case-by-case basis. The Board of Directors believes that, as a community bank holding company, qualified directors may be identified by directors, officers, employees and shareholders, and intends to evaluate each qualified nominee individually, based upon his or her experience and qualifications, regardless of the source of the recommendation of such person as a nominee.

The Executive Committee meets as needed and has all the authority of the Board of Directors when the Board of Directors is not in session, except as specially limited by the Board or the Florida law. The Executive Committee does not operate pursuant to a charter.

The Corporate Governance Committee meets at least annually and is responsible for monitoring and overseeing compliance with NASDAQ’s Corporate Governance rules, recommending to the Board corporate governance guidelines, and overseeing education programs for the Board. The Corporate Governance Committee’s responsibilities are outlined in its charter, which was included in the 2010 proxy statement as Appendix 3.

The Compensation Committee reviews and serves with regard to compensation and personnel policies, programs and plans, including management development and succession, and considers and approves executive compensation and employee benefit programs. The members are “independent” under the listing standards contained in the NASDAQ rules. The Compensation Committee’s responsibilities are outlined in its charter, which was included in the 2010 proxy statement as Appendix 4.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive and financial officers. Persons who would like a copy of such Code of Ethics may receive one without charge upon request made to Kay M. McAleer, Vice President/Corporate Secretary, First Community Bank Corporation of America, 9001 Belcher Road, Pinellas Park, Florida 33782.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. During 2010, certain of our directors and executive officers who own our stock filed Form 3s or Form 4s with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. Based solely on the review of copies of the filings we have received or written representations from such reporting persons, it is our belief that during 2010, all such filings by our officers, directors or 10% shareholders were timely made.

Item 11.	Executive Compensation.

Executive Compensation Conditions For Participation in Capital Purchase Program

On October 14, 2008, the U.S. Department of Treasury (“Treasury”) announced a program under the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to this program, Treasury would make preferred stock investments in participating financial institutions (the “Capital Purchase Program” or “CPP”). On February 17, 2009, President Obama signed into law the America Reinvestment and Recovery Act of 2009 (“ARRA”) which amended EESA, thereby revising certain compensation and governance restrictions in EESA applicable to CPP participants. Treasury has also issued regulations implementing various provisions of EESA, as amended by ARRA. Throughout this Proxy Statement, we refer to EESA to mean EESA as amended by ARRA and as implemented pursuant to regulations issued by Treasury.

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

Shareholder “Say-on-Pay” Vote Required: EESA requires First Community to include a non-binding shareholder vote to approve the compensation of executives as disclosed in the 2010 proxy statement.

Executive Certifications: EESA requires First Community’s CEO and CFO to provide a written certification of compliance with the executive compensation restrictions under EESA in its annual report on Form 10-K filed with the Securities and Exchange Commission.

As a condition to the closing of the CPP transaction, each of Kenneth P. Cherven, our Chief Executive Officer, Stan B. McClelland, our former Chief Financial Officer, Scott C. Boyle, our Regional President – Pinellas County, Michael J. Bullerdick, our former Regional President – Charlotte County, and Clifton E. Tufts, our Executive Vice President: (a) executed a waiver voluntarily waiving any claim against the Treasury or First Community for any changes to such officer’s compensation or benefits that are required to comply with the regulations issued by the Treasury under the CPP and acknowledging that the regulation may require modification of the compensation arrangements and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any securities of First Community acquired through the CPP; and (b) entered into a Capital Purchase Program Compliance Agreement with First Community so amending such compensation arrangements and agreements.

The following table shows compensation information regarding Kenneth P. Cherven, Scott C. Boyle, and Clifton E. Tufts. These three officers are referred to as the “named executive officers,” or “NEOs,” in this annual report. No other executive officer received compensation at a level required to be reported herein by Securities and Exchange Commission regulations.

2010 SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)

Kenneth P. Cherven President & CEO	2010	204,935	0	166,788	(1)	371,723
	2009	204,935	0	165,944		370,879

Scott C. Boyle Regional President Pinellas County	2010	153,701	0	6,877	(2)	160,578
	2009	153,701	0	6,877	(2)	160,578

Clifton E. Tufts Executive Vice President	2010	145,937	0	5,000	(3)	150,937
	2009	145,937	0	5,000	(3)	150,937

(1)

Includes $148,256 and $148,256 accrued under the SERP, $7,200 automobile allowance, $1,862 and $2,427 for club membership dues, and $8,626 and $8,905 for hospital benefits and life insurance in 2009 and 2010, respectively.

(2)	Includes $1,877 and $1,877 for club membership dues in 2009 and 2010, respectively, and $5,000 for leased automobile.
(3)	Includes $5,000 for leased automobile.

The following table provides information on the holdings of stock option awards by the NEOs at December 31, 2010. The table includes both exercisable and unexercisable options together with the exercise price and the expiration date.

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares of Units of Stock That Have Not Vested ($)
Kenneth P. Cherven	24,806	—	$4.84	1/1/2011	—
President & CEO	24,806	—	$4.84	1/1/2012	—
	20,673	—	$4.84	1/1/2013	—
	20,673	—	$4.84	1/1/2014	—

Ralph W. Cumbee	10,500	—	$19.19	7/17/2016	—
Regional President
Pasco County

Clifton E. Tufts	4,134	—	$5.80	2/28/2011	—
Executive Vice President	4,135	—	$5.80	2/28/2012	—
	4,134	—	$5.80	2/28/2013	—
	19,688	—	$15.36	3/28/2011	—
	19,688	—	$7.85	12/31/2018	—

Employment and Other Agreements with Named Executive Officers

Kenneth P. Cherven

Kenneth P. Cherven is the President and Chief Executive Officer of First Community and is also a member of the Board. On November 29, 2004, First Community entered into an amended and restated employment agreement with Mr. Cherven. Under his employment agreement, Mr. Cherven is to serve as President and Chief Executive Officer and is entitled to receive an annual base salary (currently $204,935), which is subject to annual review by the Compensation Committee or the Board of Directors. The employment agreement also provides that Mr. Cherven is eligible for an annual incentive bonus and other customary benefits. No bonus was awarded in 2010. The employment agreement provided for an initial three-year term, and thereafter is automatically renewed daily. The daily renewals (which automatically terminate on Mr. Cherven’s 65th birthday) can be terminated upon either party’s notice to the other to not continue the renewals. The Compensation Committee or Board of Directors is also required to semi-annually review Mr. Cherven’s performance to determine if the employment agreement renewals should continue.

The employment agreement provides that Mr. Cherven’s employment may be terminated by First Community with or without cause, or by Mr. Cherven for “good reason” (as defined in the employment agreement), but that in the event of a termination by First Community without cause, or by Mr. Cherven for good reason, Mr. Cherven would be entitled to receive, as severance, a continuation of his salary for six months, as well as being permitted to participate in any employment benefit plans for one year, or until such time as he is able to participate in a comparable plan provided by another employer. If Mr. Cherven is terminated for cause, he will not be entitled to any benefits or compensation, other than what has been accrued. Dismissal for cause can be appealed under certain circumstances, within a defined period. Upon receipt of the notice of the appeal, First Community must submit the matter to arbitration. The decision of the arbitrator is binding on the parties and is non-appealable.

The employment agreement contains customary confidentiality provisions and a non-competition provision, whereby Mr. Cherven may not, during the period of his employment and for a period of six months after a termination of his employment, become employed, directly or indirectly, whether as an employee, independent contractor, consultant, or otherwise, with any federally-insured financial institution, financial holding company, bank holding company, or other financial services provider located in Charlotte, Hillsborough, Manatee, Pasco, Pinellas or Sarasota county, Florida, or in any other county where the Bank operates a full-service branch (the “Covered Area”) with any person whose intent it is to organize another such company or entity located in the Covered Area.

The employment agreement provides that in the event of a “change in control” of First Community (as defined in the employment agreement, which would include the Disposition), Mr. Cherven would be entitled to terminate his employment and receive a cash payment equal to 2.9 times his then current base salary (the “change-in-control payment”), to be paid within 10 days after the change in control. The change-in-control payment resulting from the Disposition would be $594,311. CBMHC and CB&C required in the Acquisition Agreement that any change-in-control payment under Mr. Cherven’s employment agreement that might result from the Disposition be paid by First Community.

Pursuant to the requirements of EESA, First Community is currently prohibited from making any severance or change in control payments to Mr. Cherven pursuant to the terms of his employment agreement. However, if the transactions contemplated by the Acquisition Agreement are consummated, EESA will no longer apply to First Community.

Following the execution of the Acquisition Agreement, CB&C indicated that it would like to have Mr. Cherven become an employee of CB&C following the merger of the Bank into CB&C; however, it indicated that it was unwilling to enter into an employment agreement with him or to engage him as chief executive officer. Thus, if Mr. Cherven did not terminate his employment with First Community and the Bank prior to the closing of the Disposition, he would lose all of the benefits of his employment agreement, including his right to the change-in-control payment.

In light of the estimated amount to be paid out to the holders of First Community common stock upon dissolution of First Community, on March 1, 2011, Mr. Cherven agreed to an amendment to his employment agreement pursuant to which his employment agreement will terminate upon the closing of the Disposition, and in lieu of the change-in-control payment of $594,311 provided for in his employment agreement, he will be entitled to receive a payment of $300,000 from First Community at the closing of the Disposition.

Retirement and Disability Benefits for Kenneth P. Cherven

First Community Bank adopted a supplemental executive retirement plan (“SERP”), entitled the First Community Bank Deferred Compensation Plan (the “Plan”), for Mr. Cherven in 2005, which is self-funded by First Community Bank. The Plan was amended and restated effective as of January 1, 2009, to comply with Internal Revenue Code Section 409A. Under the terms of the Plan, if Mr. Cherven has a separation from service (as defined in Section 409(A) of the Internal Revenue Code and applicable regulations) with First Community Bank, he will be entitled to receive a lump sum payment equal to the actuarial present value of an annual income paid to him for the remainder of his life equal to the vested portion of a specified percentage (the “Percentage”) of the aggregate amount of his annual base salary, bonus and incentive compensation received over the twelve months immediately preceding his last day of full-time employment, excluding any amounts realized from the exercise of qualified or non-qualified stock options or amounts realized from restricted stock (his “Final Compensation”), based upon the following vesting schedule:

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

First Community maintains a 401(k) Plan for its employees. The 401(k) Plan permits participants to defer additional portions of their salary for retirement. At its discretion, First Community matches a portion of those contributions for executive officers and other eligible participants. The Committee believes it is appropriate to maintain these additional contributory plans, with the matching feature, to provide an additional incentive for the participants to further provide for their retirement. No match was made in 2010.

Clifton Tufts

In addition to the employment agreement with Mr. Cherven described above, First Community currently has one non-competition agreement with Executive Vice President Clifton Tufts. The agreement with Mr. Tufts is for the term of his employment with First Community and provides that he may not compete with First Community with respect to lockbox activities for a period of one year following his termination. In the event that Mr. Tuft’s is terminated for any reason other than just cause or covered illness or disability he will be entitled to receive a severance payment equal to one year’s base salary.

Pursuant to the requirements of EESA, First Community is currently prohibited from making any severance payment to Mr. Tufts pursuant to the terms of his agreement.

Other Benefits and Perquisites

Our executive officers receive other benefits also available to other employees. For example, we provide executive officers and other salaried employees with health and disability insurance, vacation pay, and sick pay. First Community currently provides a car allowance to the Chief Executive Officer and provides leases to two other executive officers. Executive officers are provided with country club memberships (depending upon their position) and reimbursement of “business development expenses.” The executive officers are responsible for reimbursing First Community for any “social expenses” incurred, except to the extent that they are specifically, directly, and exclusively made in connection with business development dinners and social events with directors, investment bankers and potential bank customers.

BOARD COMPENSATION

During 2010, First Community paid cash fees to its directors, as well as directors of its subsidiaries, for their service on any of our Boards or Board Committees. The following table sets forth the compensation paid to the non-employee directors of First Community from January 2010 through October 2010; all Board and Committee fees were suspended indefinitely as of October 31, 2010.

Name	Fees Earned or Paid in Cash ($)
Brad Bishop	$18,600

Kenneth Delarbre	$20,250

Kenneth F. Faliero	$18,900

James Macaluso	$19,050

David K. Meehan	$14,400

Robert G. Menke	$14,400

Robert M. Menke	$15,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the only persons known to us to be the beneficial owners of five percent or more of the outstanding shares of the common stock of First Community as of the record date, as well as information regarding the beneficial ownership of each class of the equity securities of First Community by each of our directors, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of First Community as a group.

Directors and Executive Officers	Number of Series B Convertible Preferred Shares Beneficially Owned (1)		% of Outstanding Series B Convertible Preferred Shares Beneficially Owned (1)	Number of Common Shares Beneficially Owned (2)		Number of Common Shares Subject to Stock Options That May Be Acquired Within 60 Days	% of Outstanding Common Shares Beneficially Owned (1)(3)
Brad Bishop	7,500	(4)	2.39%	42,212	(4)	0	2.12%
Scott C. Boyle	600	(5)	*	69,681	(5)	0	1.38%
Kenneth P. Cherven	1,500		*	86,866		66,152	3.03%
Ralph W. Cumbee	3,000	(6)	*	15,121	(6)	10,500	1.01%
Kenneth Delarbre	3,000		*	52,495		0	1.50%
Kenneth Faliero	600		*	4,499		0	*
James Macaluso	0	(7)		114,415	(7)	0	2.10%
David K. Meehan	1,500	(8)	*	22,576	(8)	0	*
Robert G. Menke	1,309		*	14,508		0	*
Robert M. Menke	192,418	(9)	61.38%	2,425,514	(9)	0	58.91%
Ronald R. Monck	30		*	205		3,000	*
Clifton E. Tufts	0			23,768	(10)	47,645	1.30%

All officers and directors as a group (12 persons)	211,457		67.69%	2,871,860		127,297	66.40%

*	Less than 1%
(1)

Under the rules of the Securities Exchange Commission, the determinations of “beneficial ownership” is defined under Rule 13d-3 of the Securities Exchange Act of 1934, which provides that shares will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares, or where a person has the right to acquire any such power within 60 days after the date such beneficial ownership is determined. Shares of our common stock that a beneficial owner has the right to acquire within 60 days under the exercise of the options or conversion of Series B Convertible Preferred Stock are deemed to be outstanding for the purpose of computing the percentage ownership of such owner, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Does not include shares of common stock into which the Series B Convertible Preferred Stock may be converted (the current conversion rate is ten (10) shares of common stock for each share of preferred stock) or shares of common stock that may be acquired by exercising stock options exercisable within 60 days. Pursuant to the Amended and Restated Articles of Incorporation of First Community, each outstanding share of Series B Convertible Preferred Stock will be mandatorily converted on March 31, 2011, into ten (10) shares of common stock.

(3)

Includes both the shares of common stock into which the Series B Convertible Preferred Stock may be converted (the current conversion rate is ten (10) shares of common stock for each share of preferred stock), and shares of common stock that may be acquired by exercising stock options exercisable within 60 days.

(4)	Mr. Bishop’s shares include 1,500 Series B preferred shares and 9,398 common shares held by his spouse.
(5)	Includes 787 common shares controlled by Mr. Boyle for his son.

(6)	Of Mr. Cumbee’s holdings, 1,800 Series B preferred shares and 7,497 common shares are owned by The Ralph Waldo Cumbee Trust. Mr. Cumbee serves as Trustee for the Trust.
(7)

Of Mr. Macaluso’s holdings, 26,353 common shares are owned by the W.J. Trust. Mr. Macaluso serves as Trustee for the Trust. His Family Trusts hold an additional 68,050 of the common shares included above.

(8)	Of Mr. Meehan’s shares 1,500 Series B preferred shares and 18,498 common shares are in the name of his spouse.
(9)

Includes the following shares controlled by Mr. Menke: 20,671 common shares in Bankers Insurance Group, Inc.; 366,923 common shares in Bankers Insurance Company; 53,260 common shares in Bankers Specialty Insurance Co.; 180,018 Series B preferred shares and 856,890 common shares in First Community Insurance Co.; 24,395 common shares in G.D. van Wagenen Financial Services, Inc.; 10,500 common shares in Bonded Builders Home Warranty Assoc. of Texas; 2,625 common shares in Bonded Builders Home Warranty Assoc. of N.C.; 35,060 common shares in Bonded Builders Service Corp.; 810,861 common shares controlled by Mr. Menke in First Community Financial Corporation, which is wholly-owned by Mr. Menke; and 400 Series B preferred shares and 1,666 common shares held by his children.

(10)	Includes 3,307 common shares held by Mr. Tufts’ spouse and 945 common shares held by his children.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Certain of our directors, officers and employees have banking relations with First Community Bank. Loans made to directors, executive officers and principal shareholders, defined as individuals owning 10% or more of First Community’s common stock, are governed under the provisions of Section 22(h) of the Federal Reserve Act, which requires that any loans made to those individuals must:

•	Be on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions with non-affiliated parties; and

•	Not involve more than the normal risk of repayment or present other unfavorable features.

There is, however, an exception for loans made to employees who are affiliates that are made pursuant to a benefit or compensation package that is widely available to all First Community Bank employees and does not give a preference to affiliates. There is also an aggregate limit of $25,000, or 5% of the amount of First Community Bank’s unimpaired capital and unimpaired surplus on all loans to those individuals, unless the Board of Directors has approved the amount and the individual has abstained from participating in the voting.

There is further exception for loans made to executive officers. Executive officers are those people who participate, or who have authority to participate, in major policymaking functions of First Community, regardless of their title. In 2010, the Bank had eight employees who would be considered executive officers. First Community Bank may lend any otherwise permissible sum of money to an executive officer for:

•	Financing the education of the officer’s children;

•	A Board of Director’s approved first mortgage on the officer’s residence; or

•	A loan secured by certain low-risk collateral.

First Community Bank may also lend up to the higher of $25,000, or 2.5% of its unimpaired capital and unimpaired surplus (but never more than $100,000) to an executive officer for any other purpose.

During 2010, First Community’s directors and executive officers (or their related business interests) had loans or lines of credit with First Community Bank that, in the aggregate, totaled $300,000, of which $150,189 was outstanding on December 31, 2010, representing 0.09% of First Community Bank’s total loan portfolio. These loans and lines of credit were made on the same terms as extensions of credit made to the Bank’s unaffiliated customers.

Director Independence

The Securities and Exchange Commission and the NASDAQ stock market (“NASDAQ”) have regulations and listing requirements that govern the corporate practices of NASDAQ listed companies such as First Community. Our Board of Directors has determined that a majority of our directors (Brad Bishop, Kenneth Delarbre, Kenneth Faliero, James Macaluso and Robert G. Menke) are independent in accordance with the standards of the Securities and Exchange Commission and NASDAQ.

In determining whether a director is independent under applicable independence requirements, our Board of Directors considers all transactions and relationships between the director (and any member of his or her immediate family or affiliates) and First Community (and its subsidiaries and affiliates). Our Board of Directors also examines any transactions and relationships between directors and their affiliates and members of our senior management team and any member of their immediate family or affiliates. There were no such transactions or relationships known to the Board of Directors, other than loans from First Community Bank as described below under “Certain Transactions.” Since banking is a significant portion of our business, our Board of Directors determined that a director’s independence is not affected where there is a permissible loan between a subsidiary bank and the director, and that loan is performing in accordance with its contractual terms and has not been adversely classified or specially mentioned by any bank examiners.

Item 14.	Principal Accountant Fees and Services.

Fees paid to our auditors, Hacker, Johnson & Smith, P.A., for professional services during 2010 and 2009 were as follows:

Audit Fees: The aggregate fees billed and to be billed for professional services by Hacker, Johnson & Smith, P.A. in connection with the audit of the annual financial statements and the review of the financial statements included in First Community’s quarterly filings with the Securities and Exchange Commission for the fiscal year ended December 31, 2010 and 2009, were $67,000 and $67,000, respectively.

Audit Related Fees: There were no audit related fees during 2010 or 2009.

Tax Fees: In 2010 and 2009, Hacker, Johnson & Smith, P.A. also billed First Community $9,000 and $8,500, respectively, for tax compliance and advice, including the preparation of First Community’s corporate tax returns.

All Other Fees: In 2010 and 2009, Hacker, Johnson & Smith, P.A. also billed First Community $7,000 and $7,000, respectively, to audit the financial statements and supplemental schedules of First Community Bank Corporation of America Savings Plan (401(k) Plan).

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 57 of this report.

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

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation – March 28, 2003	(1)

3.2	Articles of Amendment to the Articles of Incorporation – May 1, 2006	(2)

3.3	Articles of Amendment to the Articles of Incorporation – December 18, 2008	(3)

3.4	Articles of Amendment to the Articles of Incorporation – December 29, 2009	(4)

3.5	Articles of Amendment to the Articles of Incorporation – June 7, 2010	(7)

3.6	Amended and Restated Bylaws – May 17, 2010	(6)

4.2	Warrant to purchase up to 228,312 shares of common stock	(3)

10.1	*	Amended and Restated Employment Agreement of Kenneth P. Cherven	(5)

10.2	*	First Amended and Restated Non-Employee Director Stock Option Plan	(1)

10.3	*	Long-Term Incentive Plan	(1)

10.4	*	Amended and Restated Deferred Compensation Plan	(5)

10.5	*	Non-competition, Non-solicitation and Non-disclosure Agreement of Clifton E. Tufts	(2)

10.6		Letter Agreement, dated December 23, 2008 between First Community Bank Corporation of America and the United States Department of the Treasury	(3)

10.7		Form of Waiver	(3)

10.8		Form of Compliance Agreement	(3)

10.9		Securities Purchase Agreement – Standard Terms between First Community Bank Corporation of America and the United States Department of the Treasury	(3)

10.10		Placement Agreement by and between First Community Bank Corporation of America and Raymond James & Associates, Inc.	(4)

10.11		Acquisition Agreement by and between First Community Bank Corporation of America and First Community Bank of America, and CBM Florida Holding Company and Community Bank of Manatee	(8)

10.12		Stipulation and Consent to the Issuance of Order to Cease and Desist by and between First Community Bank Corporation of America and the Office of Thrift Supervision	(9)

10.13		Order of Cease and Desist by and between First Community Bank Corporation of America and the Office of Thrift Supervision	(9)

10.14		Stipulation and Consent to the Issuance of Order to Cease and Desist by and between First Community Bank of America and the Office of Thrift Supervision	(9)

10.15		Order of Cease and Desist by and between First Community Bank of America and the Office of Thrift Supervision	(9)

10.16		Securities Purchase Agreement by and between First Community Bank Corporation and the United States Department of the Treasury	(10)

14.		Code of Ethical Conduct (Principal Executive and Financial Officers)	(5)

21.		Subsidiaries of the Registrant

23.		Consent of Hacker, Johnson, & Smith, P.A.

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

31.2		Certification of principal Accounting Officer required by Rule 13a-14(a)/15-14(a) under the Exchange Act

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification of principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Certification of Principal Executive Officer required by Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA)

99.2	Certification of Principal Financial Officer required by Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (EESA)

(1)	Filed as an exhibit to First Community’s Form SB-2 filed with the SEC on April 7, 2003.
(2)	Filed as an exhibit to First Community’s Form S-1/A filed with the SEC on December 21, 2009.
(3)	Filed as an exhibit to First Community’s Form 8-K filed with the SEC on December 29, 2008.
(4)	Filed as an exhibit to First Community’s Form S-1/A filed with the SEC on December 29, 2009.
(5)	Filed as an exhibit to First Community’s Form 10-K filed with the SEC on March 31, 2010.
(6)	Filed as an exhibit to First Community’s Form 8-K filed with the SEC on May, 18, 2010.
(7)	Filed as an exhibit to First Community’s Form 10-Q filed with the SEC on August 12, 2010.
(8)	Filed as an exhibit to First Community’s Form 8-K filed with the SEC on February 15, 2011.
(9)	Filed as an exhibit to First Community’s Form 8-K filed with the SEC on March 1, 2011.
(10)	Filed as an exhibit to First Community’s Form 8-K filed with the SEC on March 15, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have audited the accompanying consolidated balance sheets of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recent and continuing increases in nonperforming assets, increases in provisions for loan losses, declining net interest margin, continuing high levels of noninterest expenses related to the credit problems and eroding regulatory capital raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 30, 2011

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2010	2009
Assets

Cash and due from banks	$3,513	5,623
Interest-bearing deposits with banks	44,802	45,074

Cash and cash equivalents	48,315	50,697

Other interest-bearing deposits with banks	1,765	491
Securities available for sale	45,761	50,850
Securities held to maturity (market value of $0 and $7,781)	—	7,583
Loans, net of allowance for loan losses of $11,717 and $7,830	332,779	399,265
Federal Home Loan Bank stock, at cost	3,606	2,549
Premises and equipment, net	12,424	12,834
Foreclosed real estate, net	11,385	2,892
Accrued interest receivable	1,378	2,016
Deferred income taxes, net	—	4,912
Bank owned life insurance	8,157	7,940
Prepaid deposit insurance assessment	3,627	4,661
Other assets	1,490	1,228

	$470,687	547,918

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	34,500	36,293
Savings, NOW and money-market deposits	216,179	205,553
Time deposits	123,975	216,671

Total deposits	374,654	458,517

Federal Home Loan Bank advances	60,000	36,000
Other borrowings	1,764	2,767
Accrued expenses and other liabilities	5,511	5,133

Total liabilities	441,929	502,417

Commitments and Contingencies (Notes 5, 16 and 20)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized:
Series A, 10,685 shares designated, issued and outstanding	10,685	10,685
Series A preferred stock discount	(20)	(27)
Series B, 720,000 shares designated, 313,497 and 189,018 shares issued	7,837	4,725
Common stock, $0.05 par value, 40,000,000 shares authorized, 5,457,173 and 4,938,692 shares issued and outstanding	273	247
Additional paid-in capital	32,390	32,154
Accumulated deficit	(22,050)	(2,618)
Accumulated other comprehensive (loss) income	(357)	335

Total stockholders’ equity	28,758	45,501

	$470,687	547,918

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Interest income:
Loans	$20,212	23,492	25,413
Securities	1,745	2,141	1,410
Other interest earning assets	163	94	330

Total interest income	22,120	25,727	27,153

Interest expense:
Deposits	6,624	9,970	10,798
Other borrowings	1,316	1,414	1,835

Total interest expense	7,940	11,384	12,633

Net interest income	14,180	14,343	14,520

Provision for loan losses	16,599	11,125	9,237

Net interest (loss) income after provision for loan losses	(2,419)	3,218	5,283

Noninterest income:
Service charges on deposit accounts	662	810	787
Other service charges and fees	229	297	235
Income from bank owned life insurance	217	178	613
Gain on sale of loans held for sale	—	—	68
Gain on sale of securities	1,005	470	—
Other	230	217	195

Total noninterest income	2,343	1,972	1,898

Noninterest expenses:
Employee compensation and benefits	5,627	6,419	7,253
Occupancy and equipment	1,577	1,807	1,670
Data processing	1,271	1,436	1,156
Professional fees	1,314	758	409
Office supplies	150	269	254
Insurance	1,258	1,037	557
Advertising	23	34	58
Other	2,504	1,554	1,854

Total noninterest expenses	13,724	13,314	13,211

Loss before income taxes (benefit)	(13,800)	(8,124)	(6,030)
Income taxes (benefit)	5,228	(3,214)	(2,395)

Net loss	(19,028)	(4,910)	(3,635)
Preferred stock dividend requirements and amortization of preferred discount	(737)	(551)	—

Net loss applicable to common stockholders	$(19,765)	(5,461)	(3,635)

Loss per share:
Basic loss per share	$(3.65)	(1.31)	(.88)

Diluted loss per share	$(3.65)	(1.31)	(.88)

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2010, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock							Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Series A			Series B		Common Stock
	Shares	Amount	Discount	Shares	Amount	Shares	Amount
Balance at December 31, 2007	—	$—	—	—	$—	4,082,002	$204	30,216	6,478	70	36,968

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(3,635)	—	(3,635)
Net change in unrealized loss on securities available for sale, net of taxes of $190	—	—	—	—	—	—	—	—	—	316	316

Comprehensive loss											(3,319)

Exercise of stock options	—	—	—	—	—	35,141	1	168	—	—	169
Retirement of common stock	—	—	—	—	—	(6,022)	—	(59)	—	—	(59)
Share-based compensation expense	—	—	—	—	—	—	—	41	—	—	41
Issuance of preferred stock to U.S. Treasury	10,685	10,685	—	—	—	—	—	—	—	—	10,685
Fair value of common stock warrants issued to U.S. Treasury	—	—	(33)	—	—	—	—	33	—	—	—
Preferred stock issuance cost	—	—	—	—	—	—	—	(11)	—	—	(11)

Balance at December 31, 2008	10,685	$10,685	(33)	—	$—	4,111,121	$205	30,388	2,843	386	44,474

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2010, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock							Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Series A			Series B		Common Stock
	Shares	Amount	Discount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	10,685	$10,685	(33)	—	$—	4,111,121	$205	30,388	2,843	386	44,474

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(4,910)	—	(4,910)
Net change in unrealized loss on securities available for sale, net of taxes of $31	—	—	—	—	—	—	—	—	—	(51)	(51)

Comprehensive loss											(4,961)

Exercise of stock options	—	—	—	—	—	40,310	3	192	—	—	195
Issuance of Convertible Perpetual Preferred Stock Series B	—	—	—	189,018	4,725	—	—	1,151	—	—	5,876
Issuance of common stock	—	—	—	—	—	787,261	39	385	—	—	424
Share-based compensation expense	—	—	—	—	—	—	—	38	—	—	38
Dividend on preferred stock to U.S. Treasury	—	—	—	—	—	—	—	—	(545)	—	(545)
Amortization of common stock warrants issued to U.S. Treasury	—	—	6	—	—	—	—	—	(6)	—	—

Balance at December 31, 2009	10,685	$10,685	(27)	189,018	$4,725	4,938,692	$247	32,154	(2,618)	335	45,501

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, Continued

Years Ended December 31, 2010, 2009 and 2008

(In thousands, except share amounts)

	Preferred Stock							Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Series A			Series B		Common Stock
	Shares	Amount	Discount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,685	$10,685	(27)	189,018	$4,725	4,938,692	$247	32,154	(2,618)	335	45,501

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(19,028)	—	(19,028)
Net change in unrealized loss on securities available for sale, net of taxes of $0	—	—	—	—	—	—	—	—	—	(692)	(692)

Comprehensive loss											(19,720)

Issuance of Convertible Perpetual Preferred Stock Series B, net of offering costs of $597	—	—	—	124,479	3,112	—	—	163	—	—	3,275
Issuance of common stock, net of offering costs of $199	—	—	—	—	—	518,481	26	53	—	—	79
Share-based compensation expense	—	—	—	—	—	—	—	20	—	—	20
Dividend on Cumulative Convertible Perpetual Preferred Stock Series B -	—	—	—	—	—	—	—	—	(196)	—	(196)
Dividend on preferred stock to U.S. Treasury, Series A	—	—	—	—	—	—	—	—	(201)	—	(201)
Amortization of common stock warrants issued to U.S. Treasury	—	—	7	—	—	—	—	—	(7)	—	—

Balance at December 31, 2010	10,685	$10,685	(20)	313,497	$7,837	5,457,173	$273	32,390	(22,050)	(357)	28,758

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(19,028)	(4,910)	(3,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	16,599	11,125	9,237
Depreciation and amortization	515	613	617
Deferred income tax (benefit)	4,912	(1,411)	(1,207)
Net amortization of deferred loan fees and costs	(168)	(241)	(309)
Net amortization of premium, discounts on securities	448	218	(54)
Income from bank owned life insurance	(217)	(178)	(613)
Origination of loans held for sale	—	—	(4,612)
Proceeds from sale of loans held for sale	—	—	5,108
Gain on sale of loans held for sale	—	—	(68)
Decrease (increase) in accrued interest receivable	638	(251)	90
Decrease (increase) in prepaid deposit insurance assessment and other assets	772	(4,358)	(619)
Decrease (increase) in accrued expenses and other liabilities	378	(842)	(595)
Share-based compensation	20	38	41
Gain on sale of securities available for sale	(1,005)	(470)	—
Provision for foreclosed real estate losses	418	340	276
Net (gain) loss on sale of foreclosed real estate	(3)	51	6

Net cash provided by (used in) operating activities	4,279	(276)	3,657

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	(1,274)	(191)	198
Purchase of securities available for sale	(82,887)	(51,239)	(21,995)
Principal payments on securities available for sale	7,932	7,928	1,970
Proceeds from calls and maturities of securities available for sale	27,572	2,000	2,200
Proceeds from the sale of securities available for sale	52,368	15,858	—
Principal payments on securities held to maturity	31	213	195
Proceeds from the sale of securities held to maturity	7,521	—	—
Proceeds from calls and maturities of securities held to maturity	—	500	1,844
Net decrease (increase) in loans	38,184	(10,055)	(34,481)
Purchase of premises and equipment, net	(105)	(544)	(2,034)
Proceeds from sale of foreclosed real estate	2,963	2,001	2,554
(Purchase) redemption of Federal Home Loan Bank stock	(1,057)	6	(51)
Proceeds from bank-owned life insurance death benefit	—	—	448

Net cash provided by (used in) investing activities	51,248	(33,523)	(49,152)

Cash flows from financing activities:
(Decrease) increase in deposits	(83,863)	55,646	68,251
Proceeds from Federal Home Loan Bank advances	24,125	—	21,000
Repayments of Federal Home Loan Bank advances	(125)	(2,000)	(23,000)
Net (decrease) increase in other borrowings	(1,003)	(7,558)	712
Net decrease in federal funds purchased	—	—	(8,900)
Proceeds from exercise of stock options and warrants	—	195	169
Retirement of common stock	—	—	(59)
Dividend on preferred stock to U.S. Treasury, Series A	(201)	(545)	—
Dividend on Cumulative Convertible Preferred Stock, Series B	(196)	—	—
Issuance of fixed-rate cumulative perpetual preferred stock, Series A, net of issuance cost	—	—	10,674
Issuance of common stock	79	424	—
Issuance of cumulative convertible preferred stock, Series B	3,275	5,876	—

Net cash (used in) provided by financing activities	(57,909)	52,038	68,847

Net (decrease) increase in cash and cash equivalents	(2,382)	18,239	23,358
Cash and cash equivalents at beginning of year	50,697	32,458	9,100

Cash and cash equivalents at end of year	$48,315	50,697	32,458

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$8,262	11,694	12,666

Income taxes (refund)	$(1,711)	(1,696)	595

Noncash transactions:
Transfer from loans to foreclosed real estate	$11,871	3,761	3,821

Accumulated other comprehensive (loss) income, net change in unrealized (loss) gain on securities available for sale, net of income taxes	$(692)	(51)	316

Amortization of common stock warrants issued to U.S Treasury	$7	6	—

See Accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2010 and 2009 and For Each of the Three Years

in the Period Ended December 31, 2010

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

Going Concern. The Company has experienced recent and continuing increases in nonperforming assets, increases in provisions for loan losses, declining net interest margin, continuing high levels of noninterest expenses related to the credit problems and eroding regulatory capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On February 10, 2011, the Holding Company and the Bank entered into an Acquisition Agreement with CBM Florida Holding Company (“CBM Holdings”) and Community Bank & Company, under which the Bank will be merged with and into Community Bank & Company, and the Holding Company will transfer to CBM Holdings all of the shares of FCLS. Under the terms of the Acquisition Agreement, the Holding Company will receive $10 million in cash at closing.

Our Board of Directors, in connection with entering into the Acquisition Agreement, approved a Plan of Complete Liquidation and Dissolution for the Holding Company (the “Plan”). The Plan must be approved by the holders of a majority of the outstanding shares of common stock of the Holding Company at a special shareholders meeting called for April 11, 2011. If the Plan is approved by the shareholders, following the consummation of the transactions, the Holding Company will be required to wind up of all of its business and distribute thereafter to its common stockholders all of its remaining cash. It is presently anticipated that, if the Plan is approved by the shareholders and the transactions are consummated in May or June 2011, such distributions will take place towards the end of 2011.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Going Concern, Continued. The completion of the transactions contemplated by the Acquisition Agreement is subject to certain conditions in addition to shareholder approval, including, among others, (i) the receipt of all regulatory approvals; (ii) the absence of any material adverse change in the business of the Bank; (iii) the accuracy of the representations and warranties made by each of the parties, and (iv) the compliance by each of the parties with their respective obligations under the Acquisition Agreement. In the event all conditions are not met and the transaction contemplated by the Acquisition Agreement is not completed, there is no assurance that any other acceptable financing alternative or recapitalization plan would be successfully implemented, or receive regulatory approval.

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks, all of which mature in ninety days or less.

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The Bank’s reserve requirement at December 31, 2010 and 2009 was $200,000.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Securities, Continued. The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, the Company then determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in operations. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in operations is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive loss. Management utilizes cash flow models to segregate impairments to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure the Company’s position within the structure, the aggregate, near-term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows; and (iv) the timing and magnitude of a break in modeled cash flows.

Derivatives. During 2008, the Company, for the convenience of its customers, entered into fixed-rate loan commitments for loans which were sold to a secondary market investor. Simultaneously with the commitment, the Company entered into a forward sales agreement with a secondary market investor. Any holding gains or losses associated with the loan commitments were offset by the holding gains or losses on the forward sales agreement.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is classified impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means both the contractual interest payments and contractual principal payments will be collected as scheduled in the loan agreement. Once a loan is considered impaired and is collateral dependent, an analysis of the loan will be performed to determine a fair value estimate. Fair value will be determined by a current appraisal or using a reasonable discount of the appraisal using comparable data given the existing economic conditions. If the loan is collateral dependent, the loss will be determined by deducting selling costs from the fair value of the collateral. The difference between the loan balance and the fair value less selling cost is the loss. The loss will be charged-off when it has been determined. A loan that is impaired and noncollateral dependent will be treated in accordance with regulatory guidelines for retail loans. Closed end retail loans will be charged-off when delinquent 120 days and open end loans will be charged-off when 180 days delinquent. Commercial loans that are noncollateral dependent will be charged-off between 90 and 120 days delinquent. If the loan is considered impaired as a Troubled Debt Restructure, the discounted cash flow of revised payment stream is discounted at the original loan rate and the difference is determined to be the loss.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure is initially recorded at fair value less estimated selling cost at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the new costs basis or fair value less estimated selling cost. Revenue and expenses from operations and changes in the valuation allowance are included in operations.

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

Transfer of Financial Assets. Transfers of financial assets or a participating interest in an entire financial asset are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. A participating interest is a portion of an entire financial asset that (1) conveys proportionate ownership rights with equal priority to each participating interest holder (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder, and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.

Income Taxes. The Company accounts for income taxes in accordance with current income tax accounting guidance required by GAAP, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The current income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Income Taxes, Continued. Deferred income taxes result from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2010, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements. The Company recognizes interest and penalties on income taxes as a component of income tax expense.

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

Comprehensive (Loss) Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net operations. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net operations, are components of comprehensive (loss) income. The components of other comprehensive (loss) income are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Unrealized holding gains on available for sale securities	$313	388	506
Net gain realized in operations	(1,005)	(470)	—

Net (decrease) increase in unrealized gain	(692)	(82)	506

Income taxes	—	(31)	190

Net change in unrealized gain, net of tax	$(692)	(51)	316

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

(Loss) Earnings Per Share. Basic and diluted loss per share was computed on the basis of the weighted-average number of common shares outstanding.

Recent Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820), which amends the guidance for fair value measurements and disclosures. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, it requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. It was effective for annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures were effective January 1, 2011. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosures will require significantly more information about credit quality in a financial institution’s loan portfolio. This statement addresses only disclosures and does not change recognition or measurement of the allowance. For public entities, the disclosures as of the end of a reporting period was effective for interim and annual reporting periods ending on December 31, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after January 1, 2011. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. The adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications. Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their fair value were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale:
At December 31, 2010:
U.S. Government agency securities	$7,758	—	(301)	7,457
Mortgage-backed securities	38,360	246	(302)	38,304

	$46,118	246	(603)	45,761

At December 31, 2009:
U.S. Government agency securities	17,451	21	(260)	17,212
Mortgage-backed securities	26,413	561	(38)	26,936
Municipal securities	6,450	306	(54)	6,702

	$50,314	888	(352)	50,850

Held to Maturity:
At December 31, 2009:
Mortgage-backed securities	568	8	—	576
Municipal securities	7,015	88	(125)	6,978

	$7,583	96	(125)	7,554

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2010:
U.S. Government agency securities	$7,457	—	7,457	—
Mortgage-backed securities	38,304	—	38,304	—

Available-for-sale securities	$45,761	—	45,761	—

At December 31, 2009:
U.S. Government agency securities	17,212	—	17,212	—
Mortgage-backed securities	26,936	—	26,936
Municipal securities	6,702	—	6,702	—

Available-for-sale securities	$50,850	—	50,850	—

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The scheduled maturities of securities at December 31, 2010 were as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
After ten years	$7,758	7,457
Mortgage-backed securities	38,360	38,304

	$46,118	45,761

Securities sold are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009
Principal received from sales	$59,889	15,889

Gross gains	1,158	470
Gross losses	(153)	—

Net gain	$1,005	470

Due to a change in the Company’s investment policy, in 2010, the Company sold securities with a book value of $7,552,000 from the held to maturity category resulting in gross gains of $72,000 and gross losses of $103,000. Due to this sale, the Company is prohibited from classifying securities as held to maturity for a period of two years.

Securities with gross unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government agency securities	$(301)	7,457
Mortgage-backed securities	(302)	20,494

Total securities available for sale	$(603)	27,951

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

The unrealized losses on nineteen investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of December 31, 2010 and 2009, securities with a carrying value of $37,872,000 and $42,715,000, respectively, were pledged for repurchase agreements with customers and for other various purposes.

(3) Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2010	2009
Commercial real estate loans	$161,580	198,799
Residential mortgage loans	93,946	113,554
Commercial loans	17,706	19,936
Installment loans	71,846	75,852

Total loans	345,078	408,141
Deduct:
Allowance for loan losses	(11,717)	(7,830)
Net deferred loan fees	(582)	(1,046)

Loans, net	$332,779	399,265

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	For the Year Ended December 31,
	2010
	Commercial Real Estate	Residential Real Estate				Comparative Totals for
			Commercial	Consumer	Total	2009	2008
Beginning balance	$1,991	4,208	249	1,382	7,830	8,230	4,479
Provision for loan losses	10,394	4,433	107	1,665	16,599	11,125	9,237
Charge-offs	(6,545)	(4,556)	(146)	(1,732)	(12,979)	(11,617)	(5,569)
Recoveries	99	81	1	86	267	92	83

Ending balance	$5,939	4,166	211	1,401	11,717	7,830	8,230

Individually evaluated for impairment:
Recorded investment	$31,918	15,738	2,326	2,986	52,968	46,083	28,833

Balance in allowance for loan losses	$2,069	1,707	198	134	4,108	547	95

Collectively evaluated for impairment:
Recorded investment	$129,662	78,208	15,380	68,860	292,110	362,058	384,341

Balance in allowance for loan losses	$3,870	2,459	13	1,267	7,609	7,283	8,135

The following summarizes the loan credit quality at December 31, 2010 (in thousands):

	Commercial Real Estate				Residential Real Estate	Commercial		Installment
	Construction	Non- Residential	Land	Multi- Family	1-4 Family	Secured	Unsecured	Home Equity	Consumer	Total
Credit Risk Profile by Internally Assigned Grade:
Grade:
Pass	$189	96,056	17,882	10,562	84,087	14,790	439	30,030	38,977	293,012
Special mention	—	9,369	1,314	1,940	9	139	12	480	17	13,280
Substandard	—	14,765	8,510	984	9,850	2,326	—	2,250	92	38,777
Doubtful	—	—	—	9	—	—	—	—	—	9
Loss	—	—	—	—	—	—	—	—	—	—

Total	$189	120,190	27,706	13,495	93,946	17,255	451	32,760	39,086	345,078

Internally assigned loan grades are defined as follows:

Pass – A Pass loan’s primary source of loan repayment is satisfactory, with secondary sources very likely to be realized if necessary.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Special Mention – A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or the Company’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard – A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – A loan classified Doubtful has all the weaknesses inherent in one classified Substandard with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – A loan classified Loss is considered uncollectible and of such little value that continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Age analysis of past-due loans is as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At December 31, 2010:
Commercial real estate:
Construction	$—	—	—	—	189	—	189
Nonresidential	4,088	—	—	4,088	101,591	14,511	120,190
Land	1,977	599	—	2,576	18,487	6,643	27,706
Multi-family	423	—	—	423	12,365	707	13,495
Residential real estate-
1-4 family	1,316	2,583	—	3,899	82,938	7,109	93,946
Commercial:
Equipment	28	—	—	28	14,748	2,479	17,255
Unsecured	—	—	—	—	451	—	451
Consumer:
Home equity	145	400	—	545	29,405	2,810	32,760
Consumer	254	192	—	446	38,421	219	39,086

Total	$8,231	3,774	—	12,005	298,595	34,478	345,078

Comparative totals for 2009	$6,693	5,718	—	12,411	368,626	27,104	408,141

*	There were no loans past due ninety days or more but still accruing.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2010:
Commercial real estate:
Nonresidential	$14,214	15,479	—	7,649	8,342	538	21,863	23,821	538
Land	4,529	5,604	—	4,148	6,230	1,517	8,677	11,834	1,517
Multi-family	698	709	—	680	680	14	1,378	1,389	14
Residential real estate-
1-4 family	6,668	7,055	—	9,070	10,547	1,707	15,738	17,602	1,707
Commercial-
Secured	781	781	—	1,545	1,545	198	2,326	2,326	198
Consumer:
Home Equity	2,024	2,024	—	743	756	109	2,767	2,780	109
Installment	11	11	—	208	208	25	219	219	25

	$28,925	31,663	—	24,043	28,308	4,108	52,968	59,971	4,108

Comparative totals for 2009	$43,971	51,334	—	2,172	2,172	547	46,143	53,506	547

The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands):

	Average Recorded Investment	Interest Income Recognized	Interest Income Received
December 31, 2010:
Commercial real estate:
Nonresidential	$19,567	947	394
Land	7,748	257	89
Multi-family	1,213	29	29
Residential real estate-
1-4 family	16,300	490	388
Commercial:
Secured	1,670	73	38
Installment:
Home equity	1,165	20	4
Consumer	14	1	—

	$47,677	1,817	942

Comparative totals for 2009	$32,963	665	842

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The allowance for loan losses on commercial real estate and residential real estate loans that have been restructured and are considered trouble debt restructurings (“TDR”) is included in the Company’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. TDR’s that have subsequently defaulted are considered collateral dependent.

The allowance for loan losses on commercial and consumer loans that have been restructured and are considered TDR’s is included in the Company’s specific reserve. The specific reserve is determined on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. TDR’s that have subsequently defaulted are considered collateral dependent.

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted During 2010 (dollars in thousands):
Commercial real estate:
Nonresidential	5	$3,634
Land	2	1,565
Residential real estate-
1-4 family	14	2,567

Total	21	$7,766

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value or a nonrecurring basis are as follows (in thousands):

						Losses Recorded in Operations During the Year
	At Year End
	Fair Value	Level 1	Level 2	Level 3	Total Losses
December 31, 2010:
Commercial real estate:
Nonresidential	$12,881	—	—	12,881	2,609	2,065
Land	5,666	—	—	5,666	4,737	3,688
Multi-family	1,378	—	—	1,378	63	57
Residential real estate-
1-4 family	12,398	—	—	12,398	3,727	2,935
Commercial-
Secured	1,545	—	—	1,545	198	198
Installment:
Home equity	743	—	—	743	122	122
Consumer	207	—	—	207	25	25

	$34,818	—	—	34,818	11,481	9,090

Comparative totals for 2009	$10,559	—	—	10,559	7,254	6,896

Loans with a carrying value of $18,150,000 and $15,004,000 at December 31, 2010 and 2009, respectively, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Foreclosed Real Estate

Expenses applicable to foreclosed assets are included in other noninterest expense and are as follow (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net (gain) loss on sales of foreclosed assets	$(3)	51	6
Provision for losses	418	340	276
Operating expenses	468	143	61

Total included in other noninterest expenses	$883	534	343

Foreclosed assets are recorded at fair value less estimated selling costs. At December 31, 2010, those foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

						Losses Recorded During the Year
	At Year End
	Total	Level 1	Level 2	Level 3	Total Losses
December 31, 2010-
Foreclosed real estate, net	$11,385	—	—	11,385	418	418

December 31, 2009-
Foreclosed real estate, net	$2,892	—	—	2,892	340	340

(5) Premises and Equipment, Net

Premises and equipment are summarized as follows (in thousands):

	At December 31,
	2010	2009
Land	$5,148	5,148
Buildings	7,146	7,067
Furniture, fixtures and equipment	2,864	3,072
Leasehold improvements	563	559

Total, at cost	15,721	15,846
Less accumulated depreciation and amortization	(3,297)	(3,012)

	$12,424	12,834

The Company leases four branch offices and an operations center. The leases have initial terms ranging from two to ten years. Three of the leases contain escalation clauses and renewal options.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Premises and Equipment, Net, Continued

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

Rent expense under the operating leases, net of related deferred gain amortization, was approximately $423,000, $402,000 and $403,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum rental commitments at December 31, 2010 under these operating leases are as follows (in thousands):

Year Ending December 31,	Amount
2011	$539
2012	470
2013	449
2014	458
2015	467
Thereafter	157

Total	$2,540

(6) Deposits

The aggregate amount of time deposits of $100,000 or more was $82.9 million and $113.9 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, scheduled maturities of time deposits are as follows (in thousands):

Year Ending December 31,	Amount
2011	$68,190
2012	38,568
2013	12,137
2014	4,138
2015	942

Total	$123,975

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Federal Home Loan Bank Advances

A summary of the Company’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity follows ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate		At December 31,
			2010	2009
2010	3.75		$—	5,000
2011	5.40		—	5,000
2011	0.38		7,500	—
2012	4.06		—	5,000
2012	0.50		3,000	—
2012	0.72		7,500	—
2013	0.98		5,000	—
2013	1.19		5,000	—
2013	0.83		3,000	—
2014	2.98		5,000	—
2014	1.20		3,000	—
2015	2.76	(1)	5,000	5,000
2015	2.92	(1)	5,000	5,000
2016	4.62		5,000	5,000
2017	2.92	(2)	6,000	6,000

			$60,000	36,000

(1)	FHLB has a call option in February 2011
(2)	FHLB has a call option in March 2011 and quarterly thereafter

The Company has entered into a collateral agreement with the FHLB. These advances are collateralized by all of the Company’s FHLB stock and a blanket floating lien on all qualified 1-4 family mortgage loans.

The Company has a letter of credit with the FHLB with a credit line of $3,000,000. At December 31, 2010 and 2009, the letter of credit balance was $3,000,000 and is pledged as collateral for public funds.

(8) Other Borrowings

The Bank enters into repurchase agreements with customers. These agreements require the Bank to pledge securities as collateral for borrowings under these agreements. At December 31, 2010 and 2009, the outstanding balance of such borrowings totaled $1,764,000 and $2,767,000, respectively, and the Bank pledged securities with a carrying value of $2,674,000 and $6,291,000, respectively, as collateral for these agreements. The Holding Company has a $12 million line of credit with a correspondent bank. At December 31, 2010 and 2009, nothing was drawn on this line. All of the Bank’s common stock was pledged as collateral for this line.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Income Taxes

Income taxes (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$316	(1,803)	(1,188)
State	—	—	—

Total current income taxes (benefit)	316	(1,803)	(1,188)

Deferred:
Federal	(4,933)	(955)	(897)
State	(818)	(456)	(310)
Valuation allowance	10,663	—	—

Total deferred income taxes (benefit)	4,912	(1,411)	(1,207)

Total income taxes (benefit)	$5,228	(3,214)	(2,395)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows ($ in thousands):

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Loss	Amount	% of Loss	Amount	% of Loss
Income taxes (benefit) at statutory rate	$(4,692)	(34.0)%	$(2,762)	(34.0)%	$(2,050)	(34.0)%
(Decrease) increase in taxes resulting from:
State taxes, net of Federal benefit	(540)	(3.9)	(301)	(3.7)	(205)	(3.4)
Tax exempt interest	(35)	(.3)	(124)	(1.5)	(96)	(1.6)
Valuation allowance	10,663	77.3	—	—	—	—
Other	(168)	(1.2)	(27)	(.4)	(44)	(.7)

Income taxes (benefit)	$5,228	37.9%	$(3,214)	(39.6)%	$(2,395)	(39.7)%

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	At December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$3,982	2,409
Deferred loan fees	434	475
Deferred compensation	409	418
Net operating loss carryforward	5,249	1,694
Impaired loan interest	226	—
Foreclosed property expenses	486	153
Other	123	30

Gross deferred tax assets	10,909	5,179
Less: Valuation allowance	10,633	—

Net deferred tax assets	276	5,179

Deferred tax liabilities:
Deferred loan costs	(218)	(194)
Premises and equipment	(58)	(73)

Total deferred tax liabilities	(276)	(267)

Net deferred tax asset	$—	4,912

The Company established an allowance against its deferred tax asset of $10.6 million, as of December 31, 2010, as it became apparent that the extended deterioration of credit markets would result in the Company recording its third consecutive annual loss in 2010. The Company continues to feel that the base earnings are sufficient to recover all of part of this tax benefit when the credit conditions improve. Management believes the magnitude of these loan losses occurred because of the current economic downturn and the situation is unusual and infrequent and an aberration rather than a continuing condition.

At December 31, 2010, the Company has net operating loss carryforwards of approximately $13.2 million for Federal and $20.7 million for Florida available to offset future taxable income. These carryforwards will begin to expire in 2029.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Florida. The Company is no longer subject to U.S. federal, state and local tax examinations by taxing authorities for years before 2007.

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

The Warrant is exercisable immediately and expires on December 23, 2018. The Warrant has anti-dilution protections and certain other protections for the holder, as well as potential registration rights upon written request from the Treasury. If requested by the Treasury, the Warrant (and the underlying common stock) may need to be listed on a national securities exchange. The Treasury has agreed not to exercise voting rights with respect to common shares it may acquire upon exercise of the Warrant. If the Preferred shares are redeemed in whole, the Company has the right to purchase any common shares held by the Treasury at their fair market value at that time. On March 11, 2011, the Holding Company entered into definitive Securities Purchase Agreement with the U.S. Department of the Treasury relating to the repurchase by the Holding Company of the Series A Stock, as well as the Warrant to purchase 228,312 shares of the Holding Company common stock (see Note 22).

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Equity Offering

Pursuant to a prospectus dated December 30, 2009, the Company offered to sell a maximum of 600,000 units at a price of $33.33 per unit. Each unit consisted of 4.165 shares of common stock, par value $.05 per share, and one share of 10% Cumulative Convertible Perpetual Preferred Stock, Series B, with an initial liquidation preference of $25.00. The Series B preferred stock has parity with the Series A preferred stock issued to the Treasury. Each of the shares of Series B preferred stock is currently convertible into ten shares of common stock. At December 31, 2009, the Company had issued 189,018 shares of Series B preferred stock and 787,261 shares of common stock, for net proceeds of $6,300,000. During 2010, an additional 518,481 shares of common stock and 124,479 shares of Series B preferred stock were issued, for net proceeds of $3,354,000. The offering terminated on February 12, 2010. The shares of Series B preferred stock mandatorily convert to common stock on March 31, 2011.

(12) Supplemental Executive Retirement Plan

First Community Bank adopted a supplemental executive retirement plan (“SERP”), entitled the First Community Bank Deferred Compensation Plan (the “Plan”), for its Chief Executive Officer and President, Kenneth P. Cherven, in 2005, which is funded by First Community Bank. The Plan was amended and restated effective as of January 1, 2009, to comply with Internal Revenue Code Section 409A. Under the terms of the Plan, if Mr. Cherven has a separation from service (as defined in Section 409(A) of the Internal Revenue Code and applicable regulations) with First Community Bank, he will be entitled to receive a lump sum payment equal to the actuarial present value of an annual income paid to him for the remainder of his life equal to the vested portion of a specified percentage (the “Percentage”) of the aggregate amount of his annual base salary, bonus and incentive compensation received over the twelve months immediately preceding his last day of full-time employment, excluding any amounts realized from the exercise of qualified or nonqualified stock options or amounts realized from restricted stock (his “Final Compensation”), based upon the following vesting schedule:

Date Vested	Percent
Prior to July 1, 2010	0%
July 1, 2010	50%
July 1, 2011	55%
July 1, 2012	60%
July 1, 2013	65%
July 1, 2014	70%
July 1, 2015	75%
July 1, 2016	80%
July 1, 2017	85%
July 1, 2018	90%
July 1, 2019	95%
On or after October 2, 2019	100%

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Supplemental Executive Retirement Plan, Continued

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

The Company is accruing the present value of the future benefits over the term of the Plan. The Company expensed $148,000, $148,000 and $148,000 under the Plan in 2010, 2009 and 2008, respectively.

(13) Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The Company contributed $0, $142,000 and $147,000 to the plan during the years ended December 31, 2010, 2009 and 2008, respectively.

(14) Regulatory Matters

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

(14) Regulatory Matters, Continued

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

Management plans to vigorously seek compliance with the Memorandums. At this time, the financial impact, if any, of regulatory sanctions that may result if the Company fails to comply with the Memorandums requirements described above is not known. Management feels that the terms of the agreement will not have a material impact on the strategy of the Bank. The OTS has provided a temporary extension of the Bank’s use of customer driven CDARs deposits which technically fall under the brokered deposit classification. On February 24, 2011, the Holding Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS and the OTS issued Orders to Cease and Desist to the Holding Company and the Bank (see Note 22).

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2010, the Bank met all capital adequacy requirements to which it is subject.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Regulatory Matters, Continued

As of December 31, 2010, the Bank is categorized as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2010:
Total Capital to Risk- Weighted Assets	$31,551	9.65%	$26,160	8.00%	$32,700	10.00%
Tier I Capital to Risk- Weighted Assets	27,371	8.37	13,080	4.00	19,620	6.00
Tier I Capital (to Total Assets)	27,371	5.81	18,839	4.00	23,549	5.00

As of December 31, 2009:
Total Capital to Risk- Weighted Assets	44,761	11.24	31,846	8.00	39,808	10.00
Tier I Capital to Risk- Weighted Assets	39,757	9.99	15,923	4.00	23,885	6.00
Tier I Capital (to Total Assets)	39,757	7.30	21,781	4.00	27,226	5.00

(15) Related Parties

The aggregate amount of loans owed to the Company by its officers and directors at December 31, 2010 and 2009 was $150,000 and $479,000, respectively. During 2010, total principal additions were $70,000 and total principal payments were $399,000.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Off-Balance-Sheet Financial Instruments

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company may hold collateral supporting these commitments, and at December 31, 2010 such collateral amounted to $2,171,000.

A summary of the notional amounts of the Company’s financial instruments, with off-balance sheet risk at December 31, 2010, follows (in thousands):

Contract Amount
Commitments to extend credit	$1,195
Unused lines of credit	$24,557
Standby letters of credit	$780

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,315	48,315	50,697	50,697
Other interest-bearing deposits with banks	1,765	1,765	491	491
Securities	45,761	45,761	58,433	58,404
Loans	332,779	326,723	399,265	399,723
Federal Home Loan Bank stock	3,606	3,606	2,549	2,549
Accrued interest receivable	1,378	1,378	2,016	2,016
Financial liabilities:
Deposits	374,654	368,097	458,517	452,280
Federal Home Loan Bank advances	60,000	60,036	36,000	37,828
Other borrowings	1,764	1,764	2,767	2,767
Off-Balance Sheet Financial Instruments	—	—	—	—

(18) Share-Based Compensation

The Company has one stock option plan for employees of the Company. Under the plan, the total number of options which may be granted to purchase common stock is 516,797 (amended). At December 31, 2010, 190,345 options granted have been exercised and 154,295 options remain available for grant under the employees’ plan. The employees’ options vest over periods up to four years and have terms up to ten years.

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

The Non Employee Director Stock Option Plan approved by shareholders in April 2002 terminated pursuant to the Plan Articles in May 2009, and the 103,358 outstanding options granted under the Plan expired unexercised on January 1, 2010.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Share-Based Compensation, Continued

A summary of the activity in the Company’s stock options are as follows:

	Number of Shares	Weighted Average Per Share Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	661,881	$10.79
Options exercised	(40,310)	4.84
Options forfeited	(45,923)	11.61
Options terminated	(220,500)	16.31

Options outstanding at December 31, 2009	355,148	7.92
Options forfeited	(182,991)	7.55

Options outstanding at December 31, 2010	172,157	$8.31	2.59 years	$—

Options exercisable at December 31, 2010	169,157	$8.28	2.50 years	$—

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $222,000, respectively. At December 31, 2010, there was $2,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of eleven months. The total fair value of shares vesting and recognized as compensation expense was $20,000, $38,000 and $41,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

There were no options granted for the year ended December 31, 2010. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
2008
Risk-free interest rate	2.25-2.72%
Expected dividend yield	—
Expected volatility	9.00%
Expected life in years	5-6
Per share grant-date fair value of options issued during the year	$.02-.04

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Share-Based Compensation, Continued

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

(19) Loss Per Share

Loss per share (“LPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered anti dilutive securities for purposes of calculating diluted LPS. There were 5,414,868, 4,153,789 and 4,111,631 weighted-average shares outstanding in 2010, 2009 and 2008, respectively.

(20) Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, there are no pending legal proceedings which would be expected to have a material effect on the Company’s financial statements.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(21) Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2010	2009
Assets
Cash	$1,660	415
Investment in subsidiaries	27,055	44,613
Other assets	100	635

Total assets	$28,815	45,663

Liabilities and Stockholders’ Equity

Liabilities	57	162
Stockholders’ equity	28,758	45,501

Total liabilities and stockholders’ equity	$28,815	45,663

Condensed Statements of Earnings

	Year Ended December 31,
	2010	2009	2008
Revenues	$10	165	69
Expenses	(903)	(204)	(186)

Loss before earnings of subsidiaries	(893)	(39)	(117)
Loss of subsidiaries	(18,135)	(4,871)	(3,518)

Net loss	$(19,028)	(4,910)	(3,635)

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(21) Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(19,028)	(4,910)	(3,635)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	18,135	4,871	3,518
Decrease (increase) in other assets	535	(25)	(55)
(Decrease) increase in liabilities	(105)	86	17

Net cash (used in) provided by operating activities	(463)	22	(155)

Cash flows used in investing activity-
Investment in subsidiaries	(1,249)	(12,500)	(6,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	195	169
Repurchase of common stock	—	—	(59)
Proceeds from line of credit	—	—	2,000
Repayment of line of credit	—	(2,000)	—
Issuance of fixed-rate cumulative perpetual preferred stock, Series A	—	—	10,674
Series A dividends paid	(196)	(545)	—
Series B dividends paid	(201)	—	—
Issuance of cumulative convertible preferred perpetual stock, Series B	3,275	5,876	—
Issuance of common stock	79	424	—

Net cash provided by financing activities	2,957	3,950	12,784

Net increase (decrease) in cash	1,245	(8,528)	6,629
Cash at beginning of year	415	8,943	2,314

Cash at end of year	$1,660	415	8,943

Supplemental disclosure of cash flow information-
Noncash transactions:
Net change in unrealized (loss) gain on securities available for sale of the Bank	$(692)	(51)	316

Share-based compensation of the Bank	$20	38	41

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Subsequent Events

Agreement with the U.S. Department of the Treasury Regarding Repurchase of TARP Stock. The Holding Company currently has outstanding 10,685 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Stock”) that were issued to the U.S. Department of the Treasury under the TARP program on December 23, 2008. The liquidation value of the Series A Stock, including accrued but unpaid dividends, is approximately $11.15 million. While the Holding Company was negotiating the Acquisition Agreement with CBM Holdings and Community Bank & Company (see Note 1), it began negotiating with the Treasury to repurchase the Series A Stock at a discount. On March 11, 2011, the Holding Company entered into a definitive Securities Purchase Agreement with the U.S. Department of the Treasury relating to the repurchase by the Holding Company of the Series A Stock, as well as the Warrant to purchase 228,312 shares of the Holding Company common stock.

Subject to, and on the terms and conditions of, the Treasury agreement, effective at the closing of the Disposition, the Holding Company will purchase from the Treasury all of the Series A Stock and the Warrant. The aggregate purchase price for the Series A Stock and the Warrant will be an amount in cash equal to (i) $7,200,000.00 (or 72% of the proceeds to be received from Community Bank & Company upon the closing of the Disposition) plus (ii) seventy-two percent (72%) of all cash assets of the Holding Company at the closing of the Disposition after giving effect to (x) the payment by the Holding Company of any expenses relating to the Disposition (the “Disposition Expenses”), (y) the payment of its debts and liabilities (the “Debt and Liabilities Payment”) and (z) a future distribution to (1) holders of the Holding Company common stock outstanding as of the date of the Agreement plus (2) holders of the 3,132,970 shares of common stock to be issued upon the conversion of the Holding Company’s 10% Cumulative Convertible Perpetual Preferred Stock, Series B, of up to Thirty-Five Cents ($0.35) per share of common stock (the “Distribution”), provided that the sum of the Disposition Expenses, the Debt and Liabilities Payment and the Distribution shall not exceed Three Million Five Hundred Twenty Seven Thousand Two Hundred Fifty Dollars ($3,527,250.00) in the aggregate.

Cease and Desist Orders of the OTS. On February 24, 2011, the Holding Company and the Bank each entered into a Stipulation and Consent to the Issuance of Order to Cease and Desist with the OTS, and the OTS issued Orders to Cease and Desist to the Holding Company and the Bank.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Subsequent Events, Continued

Under the terms of the OTS Orders, the Holding Company and the Bank are required to, among other things:

•

within sixty (60) days, submit a written plan for the Bank to achieve by June 30, 2011, and thereafter maintain, a Tier 1 Capital Ratio equal to or greater than eight percent (8%) and a Total Risk-Based Capital Ratio equal to or greater than thirteen percent (13%) (the “Bank Capital Plan”);

•

within sixty (60) days, submit for review and non-objection a written plan for the Holding Company to achieve by June 30, 2011, and thereafter maintain, the capital requirements imposed by the OTS on the Bank;

•

within sixty (60) days, submit for review and non-objection a written business plan for the Bank for 2011 and 2012 that addresses all corrective actions in the 2010 OTS examination relating to the Bank’s business operations, including the Bank’s plans to improve its core earnings and achieve profitability on a consistent basis throughout the term of the Business Plan (the “Bank Business Plan”);

•

within sixty (60) days, submit for review and non-objection a written business plan for the Bank for 2011 and 2012 that addresses all corrective actions in the 2010 OTS examination relating to the Bank’s business operations, including the Bank’s plans to improve its core earnings and achieve profitability on a consistent basis throughout the term of the Business Plan (the “Bank Business Plan”);

•

within sixty (60) days, submit for review and non-objection a written business plan for the Holding Company for 2011 and 2012 that addresses, among other things, the capital needs and requirements of the Bank, the capital necessary to support operations and debt service at the Bank, and plans to improve the Holding Company’s core earnings, reduce expenses, and achieve profitability on a consistent basis throughout the term of the Business Plan;

•

within sixty (60) days, revise the Bank’s policies, procedures and methodology relating to the timely establishment and maintenance of an adequate allowance for loan and lease losses (ALLL) level (ALLL Policy) to address all corrective actions set forth in the 2010 OTS Examination relating to ALLL;

•	within sixty (60) days, submit an updated comprehensive written plan with specific strategies, targets and timeframes to reduce the Bank’s level of problem assets;

•

within sixty (60) days, develop, implement and adhere to a formal written Risk Management Function and Plan for the Bank that addresses all corrective actions discussed in the 2010 OTS Examination related to risk management at the Bank;

•

within sixty (60) days, develop, implement and adhere to a formal written Enterprise Risk Management Function and Plan for the Holding Company that addresses all corrective actions discussed in the 2010 OTS Examination related to enterprise risk management;

•

within sixty (60) days, revise the Bank’s liquidity and funds management policies and procedures to address all corrective actions set forth in the 2010 OTS Examination relating to liquidity and funds management;

•	prepare and provide to the OTS various reports, including progress reports; and

•	ensure the Bank’s compliance with applicable laws, rules, regulations and agency guidelines, including the terms of the Orders.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(22) Subsequent Events, Continued

Under the terms of the OTS Orders, the Bank and the Holding Company may not:

•

increase the Bank’s total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written notice of non-objection by the OTS;

•	incur, issue, renew, or rollover any debt, increase any current lines of credit, or otherwise incur any additional debt without receiving the prior written non-objection of the OTS;

•	originate or purchase any new nonresidential real estate loans until the OTS approves the Bank Capital Plan notifies the Bank that it does not object to the Bank Business Plan;

•	appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without prior notice to the OTS;

•	enter into, renew, extend or revise any compensation or benefit agreements for directors or senior executive officers without prior notice to the OTS;

•	pay dividends or make any capital distributions without the prior approval of the OTS;

•	make any golden parachute payments or prohibited indemnification payments unless they comply with applicable regulations; or

•	make any incentive compensation payments to any senior executive officers who are directors of the Bank without prior approval of the OTS.

The OTS orders will remain in effect until modified or terminated by the OTS.

All customer deposits remain fully insured to the fullest extent permitted by the FDIC. The Bank expects to continue to serve its customers in all areas including making loans (other than nonresidential real estate loans), establishing lines of credit, accepting deposits and processing banking transactions. Neither the Holding Company nor the Bank admitted any wrongdoing in entering into the respective Stipulation and Consent to the Issuance of a Cease and Desist Order. The OTS did not impose or recommend any monetary penalties.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANK CORPORATION OF AMERICA

By	/S/ KENNETH P. CHERVEN
Kenneth P. Cherven Chief Executive Officer and President (Principal Executive Officer)

Date: March 31, 2011

By:	/S/ CHERYL BRYAN
Cheryl Bryan Vice President/Controller (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ BRAD BISHOP	March 31, 2011
Brad Bishop, Director

/S/ KENNETH P. CHERVEN	March 31, 2011
Kenneth P. Cherven, Director, Chief Executive Officer and President (Principal Executive Officer)

/S/ KENNETH DELARBRE	March 31, 2011
Kenneth Delarbre, Director

/S/ KENNETH F. FALIERO	March 31, 2011
Kenneth F. Faliero, Director

/S/ JAMES MACALUSO	March 31, 2011
James Macaluso, Director

/S/ DAVID K. MEEHAN	March 31, 2011
David K. Meehan, Director

/S/ ROBERT G. MENKE	March 31, 2011
Robert G. Menke, Director

/S/ ROBERT M. MENKE	March 31, 2011
Robert M. Menke, Director

/S/ CHERYL BRYAN	March 31, 2011
Cheryl Bryan, Vice President/Controller (Principal Financial Officer and Principal Accounting Officer)