Form 10-Q
period 2011-03-31
FIRST COMMUNITY BANK CORP OF AMERICA
filed 2011-05-16
CIK 1082564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date;

Common stock, par value $.05 per share	8,592,143 shares
(class)	Outstanding at May 12, 2011

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets
Cash and due from banks	$5,234	3,513
Federal funds sold	98	—
Interest-bearing deposits with banks	35,902	44,802

Cash and cash equivalents	41,234	48,315

Other interest-bearing deposits with banks	1,765	1,765
Securities available for sale	44,170	45,761
Loans, net of allowance for loan losses of $11,461 and $11,717	323,363	332,779
Federal Home Loan Bank stock, at cost	3,606	3,606
Premises and equipment, net	12,317	12,424
Foreclosed real estate, net	11,241	11,385
Accrued interest receivable	1,282	1,378
Bank-owned life insurance	8,208	8,157
Prepaid deposit insurance assessment	3,225	3,627
Other assets	1,895	1,490

	$452,306	470,687

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	39,166	34,500
Savings, NOW and money-market deposits	198,143	216,179
Time deposits	123,866	123,975

Total deposits	361,175	374,654

Federal Home Loan Bank advances	60,000	60,000
Other borrowings	505	1,764
Accrued expenses and other liabilities	5,040	5,511

Total liabilities	426,720	441,929

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized:
Series A, 10,685 shares designated, issued and outstanding	10,685	10,685
Series A preferred stock discount	(18)	(20)
Series B, 720,000 shares designated, 0 and 313,497 shares issued and outstanding	—	7,837
Common stock, $0.05 par value, 40,000,000 shares authorized, 8,592,143 and 5,457,173 shares issued and outstanding	430	273
Additional paid-in capital	40,071	32,390
Accumulated deficit	(25,420)	(22,050)
Accumulated other comprehensive loss	(162)	(357)

Total stockholders’ equity	25,586	28,758

	$452,306	470,687

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans	$4,285	5,410
Securities	348	557
Other interest earning assets	33	31

Total interest income	4,666	5,998

Interest expense:
Deposits	985	2,002
Other borrowings	288	342

Total interest expense	1,273	2,344

Net interest income	3,393	3,654

Provision for loan losses	3,060	3,941

Net interest income (loss) after provision for loan losses	333	(287)

Noninterest income:
Service charges on deposit accounts	125	168
Other service charges and fees	72	48
Income from bank-owned life insurance	51	44
Net gain on sale of securities	—	159
Other	47	178

Total noninterest income	295	597

Noninterest expenses:
Employee compensation and benefits	1,261	1,604
Occupancy and equipment	384	421
Data processing	266	387
Professional fees	360	282
Office supplies	31	34
Insurance	464	314
Other	1,230	340

Total noninterest expenses	3,996	3,382

Loss before income taxes	(3,368)	(3,072)

Income tax benefit	—	(1,200)

Net loss	(3,368)	(1,872)

Preferred stock dividend requirements and amortization of preferred stock discount	(135)	(331)

Net loss available for common stockholders	$(3,503)	(2,203)

Loss per share:
Basic and diluted loss per share	$(.64)	(.42)

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2011 and 2010

(In thousands, except share amounts)

										Accumulated Other Compre- hensive Income	Total

	Preferred Stock							Additional Paid-In Capital
	Series A			Series B		Common Stock			Accumulated Deficit
	Shares	Amount	Discount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	10,685	$10,685	(27)	189,018	$4,725	4,938,692	$247	32,154	(2,618)	335	45,501

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	(1,872)	—	(1,872)

Net change in unrealized gain on securities available for sale, net of taxes of $62 (unaudited)	—	—	—	—	—	—	—	—	—	103	103

Comprehensive loss (unaudited)											(1,769)

Issuance of convertible perpetual preferred stock, Series B, net of offering costs of $72 (unaudited)	—	—	—	124,479	3,112	—	—	542	—	—	3,654

Issuance of common stock, net of offering costs of $217 (unaudited)	—	—	—	—	—	518,481	26	180	—	—	206

Share-based compensation expense (unaudited)	—	—	—	—	—	—	—	9	—	—	9

Dividend on cumulative convertible perpetual preferred stock, Series B (unaudited)	—	—	—	—	—	—	—	—	(196)	—	(196)

Dividend on preferred stock to U.S. Treasury, Series A (unaudited)	—	—	—	—	—	—	—	—	(133)	—	(133)

Amortization of common stock warrants issued to U.S. Treasury (unaudited)	—	—	2	—	—	—	—	—	(2)	—	—

Balance at March 31, 2010 (unaudited)	10,685	$10,685	(25)	313,497	$7,837	5,457,173	$273	32,885	(4,821)	438	47,272

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

Three Months Ended March 31, 2011 and 2010

(In thousands, except share amounts)

										Accumulated Other Compre- hensive Loss

	Preferred Stock							Additional Paid-In Capital
	Series A			Series B		Common Stock			Accumulated Deficit
	Shares	Amount	Discount	Shares	Amount	Shares	Amount				Total

Balance at December 31, 2010	10,685	$10,685	(20)	313,497	$7,837	5,457,173	$273	32,390	(22,050)	(357)	28,758

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	—	—	—	—	(3,368)	—	(3,368)

Net change in unrealized gain on securities available for sale (unaudited)	—	—	—	—	—	—	—	—	—	195	195

Comprehensive loss (unaudited)											(3,173)

Conversion of convertible perpetual preferred stock, Series B to common stock (unaudited)	—	—	—	(313,497)	(7,837)	3,134,970	157	7,680	—	—	—

Share-based compensation expense (unaudited)	—	—	—	—	—	—	—	1	—	—	1

Amortization of common stock warrants issued to U.S. Treasury, Series A (unaudited)	—	—	2	—	—	—	—	—	(2)	—	—

Balance at March 31, 2011 (unaudited)	10,685	$10,685	(18)	—	$—	8,592,143	$430	40,071	(25,420)	(162)	25,586

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,368)	(1,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	3,060	3,941
Depreciation and amortization	112	141
Deferred income tax benefit	—	573
Share-based compensation	1	9
Net amortization of deferred loan fees and costs	(9)	(61)
Net amortization of premium and discounts on securities	90	103
Income from bank-owned life insurance	(51)	(43)
Decrease in accrued interest receivable	96	188
Increase in prepaid deposit insurance assessment and other assets	(3)	(1,577)
Decrease in accrued expenses and other liabilities	(471)	(1,698)
Net gain on sale of securities	—	(159)
Provision for losses on foreclosed real estate	115	—
Net (gain) loss on sale of foreclosed real estate	(88)	36

Net cash used in operating activities	(516)	(419)

Cash flows from investing activities:
Net change in other interest-bearing deposits with banks	—	220
Purchase of securities available for sale	—	(23,707)
Principal payments on securities available for sale	1,696	1,581
Proceeds from calls and maturities of securities available for sale	—	7,270
Proceeds on the sale of securities available for sale	—	14,980
Principal payments on securities held to maturity	—	32
Proceeds on the sale of securities held to maturity	—	7,521
Net decrease in loans	5,546	1,969
Purchase of premises and equipment, net	(5)	(12)
Proceeds from the sale of foreclosed real estate	936	1,062

Net cash provided by investing activities	8,173	10,916

Cash flows from financing activities:
Net decrease in deposits	(13,479)	(303)
Net (decrease) increase in other borrowings	(1,259)	2,188
Dividend on preferred stock to U.S. Treasury, Series A	—	(133)
Dividend on cumulative convertible preferred perpetual stock, Series B	—	(196)
Issuance of cumulative convertible preferred perpetual stock, Series B	—	3,654
Issuance of common stock	—	206

Net cash (used in) provided by financing activities	(14,738)	5,416

Net (decrease) increase in cash and cash equivalents	(7,081)	15,913

Cash and cash equivalents at beginning of period	48,315	50,697

Cash and cash equivalents at end of period	$41,234	66,610

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$1,259	2,341

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of income taxes	$195	103

Transfer from loans to foreclosed real estate	$819	632

Amortization of common stock warrants issued to U.S. Treasury	$2	2

See Accompanying Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. First Community Bank Corporation of America (the “Holding Company” or “First Community”) owns all of the outstanding common stock of First Community Bank of America (the “Bank” or “First Community Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices in Pasco County, three banking offices located in Charlotte County, and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2011 and 2010.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2011 and the results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. The results of operations and other data for the three- month period ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

Our Board of Directors, in connection with entering into the Acquisition Agreement, approved a Plan of Complete Liquidation and Dissolution for the Holding Company (the “Plan”). The Plan was approved by the holders of a majority of the outstanding shares of common stock of the Holding Company at a special shareholders meeting held for April 11, 2011. Final regulatory approvals were received on May 10, 2011. It is presently anticipated the transactions will be consummated on May 31, 2011. Following the consummation of the transactions, the Holding Company will be required to wind up of all of its business and distribute thereafter to its common stockholders all of its remaining cash, such distributions will take place towards the end of 2011.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General, Continued.

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

2. Securities. Securities have been classified according to management’s intent. The carrying amounts of securities and their fair value were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
At March 31, 2011:
U.S. Government agency securities	$7,758	—	(242)	7,516
Mortgage-backed securities	36,574	265	(185)	36,654

	$44,332	265	(427)	44,170

At December 31, 2010:
U.S. Government agency securities	7,758	—	(301)	7,457
Mortgage-backed securities	38,360	246	(302)	38,304

	$46,118	246	(603)	45,761

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Securities, Continued. Available-for-sale securities at March 31, 2011 measured at fair value on a recurring basis are summarized below (in thousands):

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
At March 31, 2011:
U.S. Government agency securities	$7,516	—	7,516	—
Mortgage-backed securities	36,654	—	36,654	—

Available-for-sale securities	$44,170	—	44,170	—

At December 31, 2010:
U.S. Government agency securities	7,457	—	7,457	—
Mortgage-backed securities	38,304	—	38,304	—

Available-for-sale securities	$45,761	—	45,761	—

There were no transfers of securities between levels of inputs for the three months ended March 31, 2011.

The scheduled maturities of securities at March 31, 2011 were as follows (in thousands):

	Available for Sale
	Amortized	Fair
	Cost	Value

After ten years	$7,758	7,516
Mortgage-backed securities	36,574	36,654

	$44,332	44,170

No securities were sold during the three months ended March 31, 2011. Securities sold during the three months ended March 31, 2010 are summarized as follows (in thousands):

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

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Securities, Continued. Securities with gross unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross
	Unrealized	Fair
	Losses	Value
Securities Available for Sale:
U.S. Government agency securities	$(242)	7,516
Mortgage-backed securities	(185)	19,659

Total securities available for sale	$(427)	27,175

The unrealized losses on fifteen investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

As of March 31, 2011 and December 31, 2010, securities with a carrying value of $35,377,000 and $37,872,000, respectively, were pledged for repurchase agreements with customers and for various purposes.

3. Loans. The components of loans are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010

Commercial real estate loans	$157,053	161,580
Residential mortgage loans	87,243	93,946
Commercial loans	17,754	17,706
Installment loans	73,307	71,846

Total loans	335,357	345,078

Deduct:
Allowance for loan losses	(11,461)	(11,717)
Net deferred loan fees	(533)	(582)

Loans, net	$323,363	332,779

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. An analysis of the change in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2011
	Commercial Real Estate	Residential Real Estate	Commercial	Installment	Total	2010

Beginning balance	$5,939	4,166	211	1,401	11,717	7,830
Provision for loan losses	1,836	(511)	241	1,494	3,060	3,941
Charge-offs	(1,665)	(836)	(250)	(680)	(3,431)	(3,755)
Recoveries	31	44	—	40	115	8

Ending balance	$6,141	2,863	202	2,255	11,461	8,024

Individually evaluated for impairment:
Recorded investment	$30,296	16,322	1,825	2,823	51,266	54,087

Balance in allowance for loan losses	$1,705	1,863	34	350	3,952	690

Collectively evaluated for impairment:
Recorded investment	$126,757	70,921	15,929	70,484	284,091	347,758

Balance in allowance for loan losses	$4,436	1,000	168	1,905	7,509	7,334

The following summarizes the loan credit quality (in thousands):

	Commercial Real Estate				Residential Real Estate	Commercial		Installment
	Construction	Non- Residential	Land	Multi- Family	1-4 Family	Secured	Unsecured	Home Equity	Consumer	Total
At March 31, 2011:
Credit Risk Profile by Internally Assigned Grade:
Grade:
Pass	$268	96,288	15,925	10,325	75,231	15,359	427	33,567	37,270	284,660
Special mention	—	9,438	1,314	1,940	—	144	—	—	15	12,851
Substandard	—	11,559	8,569	1,418	12,012	1,812	12	2,071	384	37,837
Doubtful	—	—	—	9	—	—	—	—	—	9
Loss	—	—	—	—	—	—	—	—	—	—

Total	$268	117,285	25,808	13,692	87,243	17,315	439	35,638	37,669	335,357

At December 31, 2010:
Credit Risk Profile by Internally Assigned Grade:
Grade:
Pass	189	96,056	17,882	10,562	84,087	14,790	439	30,030	38,977	293,012
Special mention	—	9,369	1,314	1,940	9	139	12	480	17	13,280
Substandard	—	14,765	8,510	984	9,850	2,326	—	2,250	92	38,777
Doubtful	—	—	—	9	—	—	—	—	—	9
Loss	—	—	—	—	—	—	—	—	—	—

Total	$189	120,190	27,706	13,495	93,946	17,255	451	32,760	39,086	345,078

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. Internally assigned loan grades are defined as follows:

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

The following summarizes the amount of impaired loans (in thousands):

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2011:
Commercial real estate:
Nonresidential	$12,752	13,615	—	6,254	6,368	312	19,006	19,983	312
Land	5,020	7,783	—	4,174	4,796	1,208	9,194	12,579	1,208
Multi-family	697	723	—	1,399	2,091	185	2,096	2,814	185

Residential real estate-
1-4 family	9,449	10,500	—	6,873	7,506	1,863	16,322	18,006	1,863

Commercial:
Secured	949	949	—	864	864	33	1,813	1,813	33
Unsecured	—	—	—	12	12	1	12	12	1

Installment:
Home Equity	1,183	1,183	—	1,253	1,253	302	2,436	2,436	302
Consumer	4	4	—	383	383	48	387	387	48

	$30,054	34,757	—	21,212	23,273	3,952	51,266	58,030	3,952

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued.

	With No Related Allowance Recorded			With an Allowance Recorded			Total
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

At December 31, 2010:
Commercial real estate:
Nonresidential	$14,214	15,479	—	7,649	8,342	538	21,863	23,821	538
Land	4,529	5,604	—	4,148	6,230	1,517	8,677	11,834	1,517
Multi-family	698	709	—	680	680	14	1,378	1,389	14

Residential real estate-
1-4 family	6,668	7,055	—	9,070	10,547	1,707	15,738	17,602	1,707

Commercial-
Secured	781	781	—	1,545	1,545	198	2,326	2,326	198

Consumer:
Home Equity	2,024	2,024	—	743	756	109	2,767	2,780	109
Installment	11	11	—	208	208	25	219	219	25

	$28,925	31,663	—	24,043	28,308	4,108	52,968	59,971	4,108

	Average Recorded Investment	Interest Income Recognized	Interest Income Received
Three Months Ended March 31, 2011:
Commercial real estate:
Nonresidential	$19,138	93	137
Land	9,382	24	32
Multi-family	1,188	6	6
Residential real estate-
1-4 family	15,343	68	83
Commercial:
Secured	1,843	—	2
Unsecured	12	—	—
Installment:
Home equity	2,426	9	15
Consumer	257	—	—

Total	$49,589	200	275

Comparative totals for three months ended March 31, 2010	$49,463	212	254

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. Impaired collateral-dependent loans carried at fair value when the current collateral value is lower than the carrying value of the loan. Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations for the Three Months Ended March 31, 2011
At March 31, 2011:
Commercial real estate:
Nonresidential	$8,392	—	—	8,392	1,289	116
Land	5,621	—	—	5,621	4,593	396
Multi-family	2,097	—	—	2,097	902	37
Residential real estate-
1-4 family	8,340	—	—	8,340	3,548	567
Commercial-
Secured	864	—	—	864	33	—
Unsecured	12	—	—	12	1	—
Installment:
Home equity	1,253	—	—	1,253	302	165
Consumer	383	—	—	383	48	—

	$26,962	—	—	26,962	10,716	1,281

Loans with a carrying value of $24,304,000 at March 31, 2011, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

	Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Operations During the Year
At December 31, 2010:
Commercial real estate:
Nonresidential	$12,881	—	—	12,881	2,609	2,065
Land	5,666	—	—	5,666	4,737	3,688
Multi-family	1,378	—	—	1,378	63	57
Residential real estate-
1-4 family	12,398	—	—	12,398	3,727	2,935
Commercial-
Secured	1,545	—	—	1,545	198	198
Installment:
Home equity	743	—	—	743	122	122
Consumer	207	—	—	207	25	25

	$34,818	—	—	34,818	11,481	9,090

Loans with a carrying value of $18,150,000 at December 31, 2010, were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Loans, Continued. Age analysis of nonaccrual and past due loans were as follows (in thousands):

	Accruing Loans
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Nonaccrual Loans	Total Loans
At March 31, 2011:
Commercial real estate:
Construction	$—	—	—	—	268	—	268
Nonresidential	3,578	83	—	3,661	102,452	11,172	117,285
Land	—	—	294	294	18,582	6,932	25,808
Multi-family	—	306	—	306	11,959	1,427	13,692
Residential real estate-
1-4 family	2,422	1,338	—	3,760	74,854	8,629	87,243
Commercial:
Secured	1,057	—	—	1,057	14,446	1,812	17,315
Unsecured	—	—	—	—	439	—	439
Installment:
Home equity	163	90	—	253	33,789	1,596	35,638
Consumer	802	22	—	824	36,461	384	37,669

Total	$8,022	1,839	294	10,155	293,250	31,952	335,357

At December 31, 2010:
Commercial real estate:
Construction	—	—	—	—	189	—	189
Nonresidential	4,088	—	—	4,088	101,591	14,511	120,190
Land	1,977	599	—	2,576	18,487	6,643	27,706
Multi-family	423	—	—	423	12,365	707	13,495
Residential real estate-
1-4 family	1,316	2,583	—	3,899	82,938	7,109	93,946
Commercial:
Equipment	28	—	—	28	14,748	2,479	17,255
Unsecured	—	—	—	—	451	—	451
Consumer:
Home equity	145	400	—	545	29,405	2,810	32,760
Consumer	254	192	—	446	38,421	219	39,086

Total	$8,231	3,774	—	12,005	298,595	34,478	345,078

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Loss Per Share. Loss per share (“LPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered anti dilutive securities for purposes of calculating diluted LPS. There were 5,492,006 and 5,287,025 weighted-average shares outstanding for the three months ended March 31, 2011 and 2010, respectively.

5. Share-Based Compensation. The Company currently has one stock option plan for employees of the Company. Under the plan, the total number of options which may be granted to purchase common stock is 516,797 (amended). At March 31, 2011, 313,873 options have been granted, 190,344 options have been exercised and 202,924 options remain available for grant under the employees’ plan. The employees’ options vest over periods up to four years and have terms up to ten years.

A summary of the activity in the Company’s stock option plans is as follows (dollars in thousands, except per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	172,157	$8.31
Options forfeited and expired	48,628	9.18

Outstanding at March 31, 2011	123,529	$7.98	3.32 years	$—

Exercisable at March 31, 2011	120,529	$7.93	3.22 years	$—

At March 31, 2011, there was approximately $1,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of three months. The total fair value of shares vesting and recognized as compensation expense was approximately $1,000 and $9,000 for the three months ended March 31, 2011 and 2010, respectively. There was no associated tax benefit recognized for both the three months ended March 31, 2011 and 2010.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements to be considered Well Capitalized. At March 31, 2011, the Bank was considered Adequately Capitalized. Regulatory capital ratios were as follows:

	March 31,	December 31,	Required to Be Well
	2011	2010	Capitalized

Total capital to risk weighted assets	8.90	9.65	10.00
Tier 1 capital to risk weighted assets	7.63	8.37	6.00
Tier 1 capital to total assets	5.38	5.81	5.00

7. Foreclosed Real Estate. Expenses applicable to foreclosed assets follow (in thousands):

	Three Months Ended March 31,
	2011	2010

Net (gain) loss on sales of foreclosed assets	$(88)	36
Provision for losses	115	—
Operating expenses	98	10

Total included in other noninterest expenses	$125	46

Foreclosed assets are recorded at fair value less estimated selling costs. Foreclosed assets which are measured at fair value on a nonrecurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3	Total Losses	Losses Recorded During 2011

March 31, 2011-
Foreclosed real estate, net	$11,241	—	—	11,241	533	115

December 31, 2010-
Foreclosed real estate, net	$11,385	—	—	11,385	418	418

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Fair Value of Financial Instruments. The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At March 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$41,234	41,234	48,315	48,315
Other interest-bearing deposits with banks	1,765	1,765	1,765	1,765
Securities	44,170	44,170	45,761	45,761
Loans	323,363	316,964	332,779	326,723
Federal Home Loan Bank stock	3,606	3,606	3,606	3,606
Accrued interest receivable	1,282	1,282	1,378	1,378

Financial liabilities:
Deposits	361,175	353,445	374,654	368,097
Federal Home Loan Bank advances	60,000	59,876	60,000	60,036
Other borrowings	505	505	1,764	1,764
Off-balance sheet financial instruments	—	—	—	—

9. Deferred Tax Asset. The Company established an allowance against its deferred tax asset as of June 30, 2010, as it became apparent that the extended deterioration of credit markets would result in the Company recording its fourth consecutive annual loss in 2010.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10. Acquisitions and Winding Up of the Company

Acquisition Agreement with CBM Florida Holding Company and Community Bank & Company

As previously announced, on February 10, 2011, First Community and First Community Bank entered into an Acquisition Agreement (referred to in the Company’s December 31, 2010 Form 10-K as the “Acquisition Agreement”) with CBM Florida Holding Company (“CBM Holdings”) and Community Bank & Company (formerly, Community Bank of Manatee), under which First Community Bank will be merged with and into Community Bank & Company, and First Community will transfer to CBM Holdings all of the shares of First Community Lender (these two transactions are referred to in the Form 10-K as the “Disposition”). Under the terms of the Acquisition Agreement, First Community will receive $10 million in cash at the closing of the Disposition.

Our Board of Directors, in connection with entering into the Acquisition Agreement, approved a Plan of Complete Liquidation and Dissolution for First Community (the “Plan”). The Plan was approved by the holders of a majority of the outstanding shares of common stock of First Community at the special shareholders meeting held on April 11, 2011. Following the consummation of the Disposition, First Community will be required to wind up of all of its business and distribute thereafter to its common stockholders all of its remaining cash. It is presently anticipated that, if the Disposition is consummated in May or June 2011, such distributions will take place towards the end of 2011.

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

Agreement with the U.S. Department of the Treasury Regarding Repurchase of TARP Stock

First Community currently has outstanding 10,685 shares of Fixed-Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Stock”) that were issued to the U.S. Department of the Treasury under the TARP program on December 23, 2008. The liquidation value of the Series A Stock, including accrued but unpaid dividends, is approximately $11.15 million. While First Community was negotiating the Acquisition Agreement, it began negotiating with the Treasury to repurchase the Series A Stock at a discount. As previously announced, on March 11, 2011, First Community entered into a definitive Securities Purchase Agreement with the U.S. Department of the Treasury relating to the repurchase by First Community of the Series A Stock, as well as a Warrant to purchase 228,312 shares of First Community common stock (the “Warrant”), which was issued by First Community to the Treasury in connection with the issuance of the Series A Stock.

(continued)

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10. Acquisitions and Winding Up of the Company, Continued

Subject to, and on the terms and conditions of, the Treasury agreement, effective at the closing of the Disposition, First Community will purchase from the Treasury all of the Series A Stock and the Warrant. The aggregate purchase price for the Series A Stock and the Warrant will be an amount in cash equal to (i) $7,200,000.00 (or 72% of the proceeds to be received from Community Bank & Company upon the closing of the Disposition) plus (ii) seventy-two percent (72%) of all cash assets of First Community at the closing of the Disposition after giving effect to (x) the payment by First Community of any expenses relating to the Disposition (the “Disposition Expenses”), (y) the payment of its debts and liabilities (the “Debt and Liabilities Payment”) and (z) a future distribution to (1) holders of First Community common stock outstanding as of the date of the Agreement plus (2) holders of the 3,132,970 shares of common stock to be issued upon the conversion of First Community’s 10% Cumulative Convertible Perpetual Preferred Stock, Series B, of up to Thirty-Five Cents ($0.35) per share of common stock (the “Distribution”), provided that the sum of the Disposition Expenses, the Debt and Liabilities Payment and the Distribution shall not exceed Three Million Five Hundred Twenty Seven Thousand Two Hundred Fifty Dollars ($3,527,250) in the aggregate.

11. Regulatory Matters

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

11. Regulatory Matters, Continued

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

11. Regulatory Matters, Continued

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

All requirements of the OTS orders were met by First Community Bank and First Community as of April 25, 2011. The OTS orders will remain in effect until modified or terminated by the OTS.

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

The Office of Thrift Supervision, the Bank’s primary regulator, under the Cease and Desist Order, must approve quarterly dividends.

13. Conversion of Series B Preferred Stock into Common Stock. On March 31, 2011, each outstanding share of 10% Cumulative Convertible Perpetual Preferred Stock, Series B (the “Series B Stock”), of First Community was mandatorily converted into ten (10) shares of common stock, pursuant to the terms of Section 4 of the Company’s Amended and Restated Articles of Incorporation designating and governing the Series B Stock (which Amended and Restated Articles were filed with the Secretary of State of Florida on December 39, 2009), as a result of First Community’s inability to declare and pay dividends on the Series B Stock for the four (4) consecutive quarters ending March 31, 2011. Following the conversion, there are 8,592,143 shares outstanding of First Community’s common stock.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Community Bank Corporation of America

Pinellas Park, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bank Corporation of America and Subsidiaries (the “Company”) as of March 31, 2011 and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2011, we expressed a qualified opinion on those consolidated financial statements. Those consolidated financial statements had been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recent and continuing increases in nonperforming assets, increases in provisions for loan losses, declining net interest margin, continuing high levels of noninterest expenses related to the credit problems and eroding regulatory capital raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 12, 2011

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

General

First Community Bank Corporation of America (the “Holding Company”) owns all of the outstanding common stock of First Community Bank of America (the “Bank”) and First Community Lender Services, Inc. (“FCLS”) (collectively, the “Company”). The Holding Company’s primary business activity is the operation of the Bank. The Bank is a federally-chartered stock savings bank providing a variety of banking services to small and middle market businesses and individuals through its four banking offices located in Pinellas County, two banking offices located in Pasco County, three banking offices located in Charlotte County and two offices located in Hillsborough County, Florida. FCLS had minimal activity during the three months ended March 31, 2011 and 2010.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2011 was core deposits. The Bank considers savings, NOW, money-market, and noninterest-bearing demand deposits as core deposits. There was a $13 million decrease in deposits resulting from the implementation of the Dodd-Frank Act and the Bank’s strategy of lowering levels of brokered and high costs certificates of deposit. The Bank maintained a $24.6 million balance deposited at the Federal Reserve Bank on March 31, 2011.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2011, follows (in thousands):

Contract Amount

Commitments to extend credit	$823

Unused lines of credit	$19,675

Standby letters of credit	$548

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Selected Financial Information

The following rates are presented for the dates and periods indicated:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
Average equity as a percentage of average assets	5.85%	7.43%	8.55%

Equity to total assets at end of period	5.66%	6.11%	8.60%

Return on average assets (1)	(2.98)%	(3.62)%	(1.62)%

Return on common average equity (1)	(124.02)%	(92.20)%	(30.47)%

Noninterest expenses to average assets	3.62%	2.65%	2.48%

Nonperforming assets as a percentage of total assets at end of period	9.55%	9.74%	6.11%

(1)	Annualized for the three months ended March 31.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The chart below summarizes the 30+ days delinquency by loan category for the dates indicated ($ in thousands):

	$	%
March 31, 2010:
Residential mortgages	$13,966	3.48
Commercial real estate	21,459	5.34
Land and lots	8,455	2.10
Commercial loans	1,326	0.33
Installments	605	0.15

Total	$45,811

June 30, 2010:
Residential mortgages	$13,719	3.71
Commercial real estate	17,621	4.76
Land and lots	9,024	2.44
Commercial loans	796	0.22
Installments	212	0.06

Total	$41,372

September 30, 2010:
Residential mortgages	$12,187	3.44
Commercial real estate	16,651	4.70
Land and lots	7,594	2.14
Commercial loans	1,702	0.48
Installments	433	0.12

Total	$38,567

December 31, 2010:
Residential mortgages	$13,118	3.79
Commercial real estate	16,351	4.73
Land and lots	8,438	2.44
Commercial loans	2,466	0.71
Installments	659	0.19

Total	$41,032

March 31, 2011:
Residential mortgages	$12,111	3.61
Commercial real estate	15,451	4.61
Land and lots	6,659	1.99
Commercial loans	2,675	0.80
Installments	2,601	0.78

Total	$39,497

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The Bank’s nonaccrual loans and Foreclosed Real Estate (“REO”) is comprised of the following ($ in thousands):

	Nonaccrual		REO
	#	$	#	$
March 31, 2010:
Residential mortgages	42	9,208	7	875
Commercial real estate	20	13,599	3	535
Land and lots	29	7,653	10	942
Commercial loans	5	584	—	—
Installments	5	128	2	74

Total	101	31,172	22	2,426

June 30, 2010:
Residential mortgages	48	10,528	10	1,356
Commercial real estate	19	11,283	10	4,619
Land and lots	26	5,226	14	1,610
Commercial loans	5	495	—	—
Installments	5	112	3	105

Total	103	27,644	37	7,690

September 30, 2010:
Residential mortgages	44	10,857	19	1,749
Commercial real estate	20	11,846	9	4,374
Land and lots	24	6,250	20	1,710
Commercial loans	8	814	—	—
Installments	4	144	2	92

Total	100	29,911	50	7,925

December 31, 2010:
Residential mortgages	44	9,919	24	3,793
Commercial real estate	29	15,218	13	5,140
Land and lots	26	6,643	23	2,282
Commercial loans	9	2,479	—	—
Installments	4	219	4	170

Total	112	34,478	64	11,385

March 31, 2011:
Residential mortgages	40	8,629	21	3,640
Commercial real estate	27	12,599	14	5,322
Land and lots	28	6,932	23	2,051
Commercial loans	6	1,812	—	—
Installments	15	1,980	5	228

Total	116	31,952	63	11,241

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

The following chart illustrates the combination of allowance and charge-off compared to related loans at March 31, 2011 and for the three months then ended (in thousands):

	Nonimpaired Loans	Impaired Loans	Total
Allowance for loan losses:
Beginning balance	$7,609	4,108	11,717
Provision	1,250	1,810	3,060
Charge-offs	(1,465)	(1,966)	(3,431)
Recoveries	115	—	115

Ending balance	$7,509	3,952	11,461

Loss allowance	7,509	3,952	11,461
Partial charge-offs of loans currently in portfolio	—	6,764	6,764

Total	$7,509	10,716	18,225

Total loans	$284,091	51,266	335,357

Allowance for loss and charge-offs as a percentage of total loans at March 31, 2011	2.64%	20.90%	5.43%

Allowance for loss and charge-offs as a percentage of total loans at December 31, 2010	2.60%	20.98%	5.43%

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

At March 31,
2011
Collateral dependent impaired loans with partial charge-offs or specific reserves:
Fair value of collateral	$26,226
Estimated selling costs	(3,216)

Fair value less selling costs	23,010

Gross impaired loans prior to charge-offs	33,726
Partial charge-offs of impaired loans	(6,764)
Loss allowance	(3,952)

Book value of impaired loans with partial charge-offs	23,010

Fair value less selling costs in excess of book value	$—

Collateral dependent impaired loans without partial charge-offs or specific reserves:
Fair value of collateral	32,486
Estimated selling costs	(3,249)

Fair value less selling costs	29,237

Impaired loans	24,288
Loss allowance	—
Book value of impaired loans	24,288

Fair value less selling costs in excess of book value	$4,949

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

	Three Months Ended March 31,
	2011			2010
	Interest Average Balance	Average and Dividends	Yield/ Rate	Interest Average Balance	Average and Dividends	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$328,744	4,285	5.21%	$397,711	5,410	5.44%
Securities	44,826	348	3.11	62,265	557	3.58
Other interest-earning assets (2)	39,199	33	0.34	46,006	31	0.27

Total interest-earning assets	412,769	4,666	4.52	505,982	5,998	4.74

Noninterest-earning assets	45,692			47,039

Total assets	$458,461			$553,021

Interest-bearing liabilities:
Savings, NOW, money-market deposit accounts	202,380	395	0.78	217,807	736	1.35
Time deposits	126,857	590	1.86	208,748	1,266	2.43

Total interest-bearing deposits	329,237	985	1.20	426,555	2,002	1.88

Other interest-bearing liabilities (3)	61,027	288	1.89	40,066	342	3.41

Total interest-bearing liabilities	390,264	1,273	1.30	466,621	2,344	2.01

Noninterest-bearing liabilities	41,379			39,130
Stockholders’ common equity	26,818			47,270

Total liabilities and stockholders’ equity	$458,461			$553,021

Net interest income		$3,393			$3,654

Interest-rate spread (4)			3.22%			2.73%

Net interest margin (5)			3.29%			2.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.06			1.08

(1)	Includes nonperforming loans.
(2)	Includes Federal Home Loan Bank stock and interest-bearing deposits with banks.
(3)	Includes Federal Home Loan Bank advances and other borrowings.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

FIRST COMMUNITY BANK CORPORATION OF AMERICA AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2011 and 2010

General. First Community Bank Corporation of America recorded a net loss for the first quarter ended March 31, 2011 of $3.4 million compared to a net loss of $1.9 million for the same period in 2010. The increase in losses was due to a decrease in net interest income to increased expenses related to problem assets.

The company recorded a net loss available to common stockholders, after preferred stock dividends requirements and amortization of preferred discount, for the three-months ended March 31, 2011 of $3.5 million or $(0.64) per basic share compared to a net loss of $2.2 million or $(0.42) per basic share for the three-months ended march 31, 2010.

The first quarter 2011 reflected a $984,000 increase in other non-interest expenses related to problem assets.

Net Interest Income. Interest income decreased to $4.7 million during the three-months ended March 31, 2011 compared to $6.0 million during the three-months ended March 31, 2010. Interest on loans for the three-months ended March 31, 2011 decreased to $4.3 million from $5.4 million for the three-months ended March 31, 2010. The decrease in interest income on loans was attributable to a decline in the average balance on loans to $329 million for the three-months ended March 31, 2011 from $398 million for the three-months ended March 31, 2010 combined with a decrease in the rate earned on the loan portfolio. Interest on securities decreased to $348,000 for the three-months ended March 31, 2011 from $557,000 for the three-months ended March 31, 2010. The decrease in interest income on securities was due to a decrease in the average balance to $44.8 million for the three-months ended March 31, 2011 from $62.3 for the three-months ended March 31, 2010 along with a decrease in the rate earned on the portfolio.

Interest expense on interest-bearing deposit accounts decreased to $1.0 million for the three-months ended March 31, 2011, compared to $2.0 million for the three-months ended March 31, 2010. The decrease was due to a decrease in the rate paid to 1.20% for the three-months ended March 31, 2011, from 1.88% for the three-months ended March 31, 2010 along with a decrease in the average deposit balance. Interest expense on other borrowings decreased to $288,000 for the three-months ended March 31, 2011, compared to $342,000 for the three-months ended March 31, 2010. The decrease in interest expenses on other borrowings was due to a decrease in the average yield to 1.89% for the three-months ended March 31, 2011 from 3.41% for the three-months ended March 31, 2010.

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

Comparison of the Three-Month Periods Ended March 31, 2011 and 2010, Continued

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

The provision for loan losses was $3.1 million for the three-months ended March 31, 2011, compared to $3.9 million for the three-months ended March 31, 2010. Economic weakness has continued to stress the loan portfolio which has attributed to the augmented level of nonperforming loans which has continued to result in declining home values and higher unemployment rates in the four markets that the Company serves.

The allowance for loan losses was $11.5 million at March 31, 2011. While management believes that its allowance for loan losses is adequate as of March 31, 2011, future adjustments to the allowance for loan losses may be necessary as economic conditions dictate.

Noninterest Income. Noninterest income decreased to $389,000 for the three-months ended March 31, 2011, from $597,000 for the three-months ended March 31, 2010. The decrease was primarily due to $159,000 in security gains recorded for the three-months ended March 31, 2010 with no corresponding amount in 2011.

Noninterest Expenses. Total noninterest expenses for the three-months ended March 31, 2011 were $4.0 million compared to $3.4 million for the three-months ended March 31, 2010. The increase was primarily due to expenses related to impaired loans and foreclosed real estate.

Income Taxes (Benefit). Income taxes for the three-months ended March 31, 2011, were $0.0 compared to a benefit of $(1.2) million for the three-months ended March 31, 2010.

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

Item 4T. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Principal Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Principal Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no materials pending legal proceeding to which First Community Bank Corporation of America and Subsidiaries, is a party or to which any of their property is subject.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

FIRST COMMUNITY BANK CORPORATION OF AMERICA
(Registrant)

Date:	May 12, 2011	By:	/s/ Kenneth P. Cherven
Kenneth P. Cherven, President and Chief
Executive Officer

Date:	May 12, 2011	By:	/s/ Cheryl R. Bryan
Cheryl R. Bryan, Principal Financial and
Principal Accounting Officer